Form 10QSB/A
period 1997-07-31
SUNBURST ACQUISITIONS I INC
filed 1997-10-31
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended July 31, 1997.

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


Denver, Colorado
September 11, 1997



                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions I, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                July 31, 1997
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    4,135

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      285
                                                      --------
     TOTAL CURRENT
       ASSETS                                            4,420
                                                    $ ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $       65
                                                     ---------
     TOTAL CURRENT LIABILITIES                              65

STOCKHOLDERS' EQUITY
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Additional paid-in capital                              150
   Deficit accumulated
     during the
     development stage                                  (5,730)
                                                      --------
   Total stockholders' equity                            4,355
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            4,420
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