Form 10KSB
period 1998-04-30
SUNBURST ACQUISITIONS I INC
filed 1998-08-13
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 1998.

| | Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number   000-22661
                         ---------
                          SUNBURST ACQUISITIONS I, INC.
                 (Name of Small Business Issuer in Its Charter)

                  Colorado                                     84-1135638
------------------------------------------             -------------------------
      (State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

             4807 South Zang Way
             Morrison, Colorado
------------------------------------------
  (Address of Principal Executive Offices)                         80465
                                                       -------------------------
                                                                 (Zip code)

                                 (303)979-2404
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

             Title of Each Class                    Name of Each Exchange
             -------------------                     on Which Registered
                    NONE                            ---------------------
                                                              N/A

         Securities registered under Section 12(g) of the Exchange Act:
              Common Stock and Series A Convertible Preferred Stock
        ----------------------------------------------------------------
                             (Title(s) of class(es))

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes             X            No
     --------------------          -------------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 30, 1998: $611 based upon the original sales price of the common stock of $0.001 per share. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of July 30, 1998, there were 2,030,000 shares of the common stock, no par value, of the registrant issued and outstanding, and 80,000 shares of Series A Convertible Preferred Stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format: Yes             No       X
                                                  ------------   -------------



                                           Sunburst Acquisitions I, Inc.

                                                                                                        Page Number


PART I   .........................................................................................................1
         Items 1 and 2.  Description of Business and Property.....................................................1
         Item 3.  Legal Proceedings...............................................................................3
         Item 4.  Submission of Matters to a Vote of Securityholders..............................................4

PART II  .........................................................................................................4
         Item 5.  Market for Common Equity and Related Stockholder Matters........................................4
         Item 6.  Management's Discussion and Analysis or Plan of Operations......................................6
         Item 7.  Financial Statements............................................................................7
         Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure............7

PART III .........................................................................................................8
         Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...............................................8
         Item 10.  Executive Compensation.........................................................................9
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................10
         Item 12.  Certain Relationships and Related Transactions................................................10
         Item 13.  Exhibits and Reports on Form 8-K..............................................................12

         SIGNATURES..............................................................................................13

         Index to Exhibits................................................................................Index - 1
         EXHIBIT 21 - SUBSIDIARIES OF THE COMPANY.........................................................Index - 2
         EXHIBIT 99 - CONSULTING AGREEMENT................................................................Index - 3
         EXHIBIT 27 - FINANCIAL DATA SCHEDULES............................................................Index - 4

                                     PART I

               Items 1 and 2. Description of Business and Property

General

         Sunburst Acquisitions I, Inc. (the "Company") was incorporated under the laws of the State of Colorado on February 25, 1997, as a "shell" company, and is in the early developmental and promotional stages. It was initially capitalized with approximately $10,000, and as of April 30, 1998, had current assets of $1,072, liabilities of $830, and stockholders' equity of $482. Except as described below with respect to the Share Exchange, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

         The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.


The Share Exchange

         General. On May 19, 1998, the Company entered into a conditional agreement to acquire all of the issued and outstanding capital stock of Invu PLC, a company incorporated under English law ("Invu"), in exchange for shares (the "Share Exchange") of common stock, no par value, of the Company (the "Common Stock"), pursuant to a Share Exchange Agreement, by and between the Company and Montague Limited ("Montague"), an Isle of Man company (as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998, the "Share Exchange Agreement"). The Share Exchange Agreement provides that upon satisfaction of certain conditions, including, but not limited to, (i) receipt by Montague of a power of attorney from Halcyon Enterprises Plc, a company incorporated under English law ("Halcyon") to transfer its shares of Invu to the Company, and (ii) the conversion of all outstanding shares of Sunburst Preferred Stock into Sunburst Common Stock, Invu will become a wholly-owned subsidiary of the Company. As of May 19, 1998, the Company had a total of 2,190,000 shares of Common Stock issued and outstanding assuming the conversion of the Sunburst Preferred Stock. The Share Exchange Agreement contemplates that, upon consummation of the Share Exchange, Montague and Halcyon (collectively, the "Invu Shareholders") will receive in the aggregate approximately 26,506,552 shares of Common Stock of the Company in exchange for all of the issued and outstanding share capital of Invu. The shares of Common Stock to be received by the Invu Shareholders in the Share Exchange will be issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and, therefore, will be restricted stock. The Share Exchange Agreement also provides that, upon consummation of the Share Exchange, the Company will issue 1,510,344 shares of Common Stock of the Company to its consultant (the "Consultant") for introducing Invu to the Company. The shares to be issued to the Consultant will be issued pursuant to a registration statement on Form S-8 under the Securities Act if permitted by applicable law, or, if not permitted, such shares shall be issued in a transaction exempt from registration under the Securities Act pursuant to
Section 4(2) of the Securities Act. The Share Exchange Agreement further provided that Invu would deposit $500,000 into an account maintained by INVU Services Limited, a company organized under English law, and a wholly-owned subsidiary of INVU ("Invu Services"), on or before July 27, 1998, and an additional $500,000 within fourteen (14) days after the consummation of the Share Exchange. These funds will provide future working capital for the Company. Subject to approval of the Board of Directors of the Company, compliance with applicable proxy rules of the Securities Exchange Act of 1934, as amended, and approval of the shareholders of the Company, Montague also agreed to vote in favor of a 2.4 to 1 reverse split of the Common Stock of the Company.

         Assuming the consummation of the Share Exchange pursuant to the Share Exchange Agreement, the relative stock ownership of the Company will be as follows: (i) the Company shareholders immediately prior to the Share Exchange - 7.25%; (ii) the Consultant - 5%; and (iii) the Invu Shareholders - 87.75%.

         Directors and Officers of the Company. Effective on the Closing Date, the existing directors and officers of the Company will resign and Montague will appoint new directors and officers of the Company.

         Transaction Fees. The Share Exchange Agreement provides, and the Consultant has agreed pursuant to his consulting agreement with the Company, a copy of which is attached hereto as Exhibit 99 and is incorporated herein by reference, that in the event that the Share Exchange and the other transactions contemplated by the Share Exchange Agreement are not consummated, the Consultant will pay all expenses and costs incurred by the Company and Invu in connection with the Share Exchange Agreement and the transactions contemplated thereby.

         Termination. The Share Exchange Agreement may be terminated prior to the Effective Date (as defined in the Share Exchange Agreement) by: (i) mutual consent of the board of directors of the Company and Montague for any reason;
(ii) the Company, if Montague has failed to comply in any material respect with any of its covenants or agreements under the Share Exchange Agreement that are required to be complied with prior to the date of such termination; (iii) Montague, if the Company has failed to comply in any material respect with any of their covenants or agreements under the Share Exchange Agreement that are required to be complied with prior to the date of such termination; (iv) either the Company or Montague, if the closing does not take place prior to the 90th day following the date of the Share Exchange Agreement, unless such delay is attributable to actions by a Governmental Entity (as defined in the Share Exchange Agreement); or (v) either the Company or Montague, if a Governmental Entity has permanently enjoined or prohibited consummation of the Share Exchange and such court or government action is final and nonappealable.

         Proposed Name Change. Subject to final approval of the Board of Directors of the Company, the Company plans to change its name to "INVU, Inc." subsequent to the consummation of the Share Exchange.

INVU

         General. Invu is a software development company incorporated on May 23, 1997 under the laws of the United Kingdom. The principal executive office of Invu and its subsidiaries is located at The Beren, Blisworth Hill Farm, Stoke Road, Blisworth, Northamptonshire NN7 3DB. Invu has two (2) wholly-owned subsidiaries, Invu Services and Invu International Holdings Limited, a company incorporated under English law ("Invu Holdings" and together with Invu and Invu Services, collectively, the "Invu Group"). The former is the sales, marketing and trading company and the latter holds the intellectual property rights to the INVU software.

         Management.

         David Morgan - Mr. Morgan is 37 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK systems house. From 1996 to date, he has been the Chief Executive Officer of Invu.

         Martyn Doherty (Finance Director) - Mr. Doherty is 41 years old, a qualified chartered accountant and was a partner in a firm of accountants from 1981 to 1993. From 1993 to November 1997, Mr. Doherty was Managing Director of Car Group which was engaged in the distribution business. From November 1997 to present, Mr. Doherty served as a director and Chief Financial Officer of Invu.

         Paul O'Sullivan (Director of Development) - Mr. O'Sullivan is 29 years old and graduated from the University of Birmingham with a Bsc (Honors) degree in Computer Sciences. From September 1992 to January 1994 he was a software engineer with British Telecom, and from January 1994 to October 1995 was a senior systems analyst with Abbey National plc. From October 1995 to May 1996 he was a senior system developer with Orchid Limited. Between May 1996 and November 1997 Paul was a consultant to British Telecom, Royal Bank of Scotland and Pearl Assurance before joining Invu as Director of Development.

         Product.

         Invu's  business  is  to  develop  and  sell  software  for  electronic
management  of  many  types  of   information   and  documents  such  as  forms,
correspondence, literature, faxes and technical drawings

         Invu's software programs operate on networked PC and client server systems and allow documents of any size to be scanned onto computer memory and retrieved instantly. Invu plans to sell four variations of the software program "INVU," all concerned with the storage and retrieval of documents as follows:

         i.   INVU SOLO:  Entry level information and document management.

         ii.  INVU PRO Version 4.0: as SOLO but with certain advanced features.

         iii. INVU PRO Network Edition - Multi User.

         iv. INVU WEBFAST: Information and document retrieval over the internet via a browser.

         INVU scans paper, creates, imports, manages and retrieves documents. Management believes that the product is simple to use, inexpensive and ready to launch.

         Major Contracts. The Invu Group has entered into (i) a Reseller Agreement, dated as of March 16, 1998, by and between Invu Services and Computer Associates Plc (the "Reseller Agreement"), and (ii) a Limited Manufacturing Agreement, dated as of March 25, 1998, by and between Invu Services and Centura. These contracts involve joint marketing, press releases, distribution and the use of combined technologies. Both Computer Associates Plc and Centura will be endorsing INVU by use of their own logotypes on INVU materials and shrink-wrap packaging containing the software. The product has been tested in three sites as well as being used in-house at Invu. Invu plans to open an office in the United States by the end of 1998 and to launch sale of its products to the public in the third quarter of 1998. On July 10, 1998, Invu and Computer Associates Plc executed a memorandum confirming certain agreements between Invu and Computer Associates Plc with respect to the bundling and marketing of Invu's products under the Reseller Agreement.

         Management believes that the market for document and information management is expanding significantly. Paper scanner sales are accelerating in the United States, and a key finding of AIIM International's (the Association for Information and Image Management) new industry report entitled "State of the Document Technologies Market, 1996- 2002" is that the market is expected to grow from approximately $13.9 billion in 1998 to more than $33 billion by the year
2002. INVU, being fully integrated, addresses this market, at a price performance which management believes to be extremely competitive.

Employees.

         As of July 30, 1998, the Company employed no individuals.

                            Item 3. Legal Proceedings

         The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

         No director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer, or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

           Item 4. Submission of Matters to a Vote of Securityholders

         No matter was submitted during the fourth quarter of the fiscal year ended April 30, 1998 to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

         The Company Common Stock is listed on the OTC Electronic Bulletin Board of NASDAQ. However, there has been no trading in the Common Stock.

         As of July 30, 1998, there were approximately 112 holders of record of the Company Common Stock.

         The Company has not declared or paid any cash or other dividends on the Company Common Stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities

         Since February 25, 1997 (the date of the Company's formation), the Company has sold its common stock to the persons listed in the table below in transactions summarized as follows:

                                                                               Aggregate
Name                           Date of Sale         No. of Shares           Purchase Price            Per Share
----                           ------------         -------------           --------------            ---------
Jay Lutsky                        2/25/97              727,500                 727.501                 0.001
Michael R. Quinn                  2/25/97              727,500                 727.50(1)               0.001
John B. Marvin                    2/25/97              195,000                 195.00(1)               0.001
Gary S. Joiner                    2/25/97               95,000                  95.00(1)               0.001
Grant W. Peck                     2/25/97               95,000                  95.00(1)               0.001
Dean F. Sessions                  2/25/97               95,000                  95.00(1)               0.001

         Since February 25, 1997 (date of the Company's formation), the Company has sold its Series A Convertible Preferred Stock to the persons listed in the table below in transaction summarized as follows:


                                                                                 Aggregate
Name                             Date of Sale           No. of Shares         Purchase Price          Per Share
----                             ------------           -------------         --------------          ---------
Michael R. Quinn                  2/28/97                5,000                   500                   0.10
Jay Lutsky                        2/28/97                5,000                   500                   0.10
John B. Marvin                    2/28/97                5,000                   500                   0.10
Jerry Hughes                      2/28/97               15,000                 1,500                   0.10
R. Gerald Spehar and              2/28/97               15,000                 1,500                   0.10
  Susan M. Spehar, Joint
  Tenants
Clayton Wood                      2/28/97               15,000                 1,500                   0.10
Kip Pedrie                        2/28/97               10,000                 1,000                   0.10
William Drubel                    2/28/97                5,000                   500                   0.10
Ronald Como                       2/28/97                5,000                   500                   0.10

         Each  of  the  sales  listed  in  this  subsection   "Recent  Sales  of
Unregistered  Securities" was made for cash. All of the listed sales were either made in  reliance  upon the  exemption  from  registration  provided by Rule 701 adopted  pursuant to Section 3(b) of the  Securities Act of 1933, or in reliance upon the exemption from  registration  offered by Section 4(2) of the Securities
Act of  1933.  Based  upon  Purchaser  Questionnaires  and/or  Consultation  and
Subscription   Agreements   completed  by  each  of  the   subscribers  and  the
pre-existing  relationship between the subscribers of the Company's officers and directors,  the Company had reasonable  grounds to believe  immediately prior to making an offer to the private
--------

(1) Consideration consisted of pre-incorporation consulting services rendered to the Company related to investigating and developing the Company's proposed business plan and capital structure and completing the organization and incorporation of the Company. of pre-incorporation consulting services rendered to the Company related to investigating and developing the Company's proposed business plan and capital structure and completing the organization and incorporation of the Company.


investors, and did in fact believe, when such subscriptions were accepted, that such purchasers (1) were purchasing for investment and not with a view to distribution, and (2) had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment and were able to bear those risks. The purchasers had access to pertinent information enabling them to ask informed questions. The shares were issued without the benefit of registration. An appropriate restrictive legend is imprinted upon each of the certificates representing such shares, and stop-transfer instructions have been entered in the Company's transfer records. All such sales were effected without the aid of underwriters, and no sales commissions were paid.

     Item 6. Management's Discussion and Analysis or Plan of Operations

Business Plan and Results of Operations

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

     During the period from February 25, 1997 (inception) through April 30, 1998, the Company has engaged in no significant operations, organizational activities, acquisition of capital, registration of its securities under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the location and evaluation of acquisition candidates, due diligence with respect to Invu, negotiation and execution of the Share Exchange Agreement, preparation of reports required under the Exchange Act, and related matters. No revenues were received by the Company during this period. During this period, the Company incurred a loss as a result of the foregoing activities. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Liquidity and Capital Resources


     The Company intends to carry out its plan of business as discussed above. However, its liquidity and capital resources have been diminished to the extent that if the proposed Share Exchange is not consummated, the Company will likely need to raise additional capital to pursue its business plan, although it is entitled to be reimbursed for certain expenses incurred in connection therewith by the Consultant. If the Share Exchange is consummated, the Company's liquidity and capital resources will be based upon the liquidity and capital resources of Invu.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

     Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

         Certain of the information contained in this Annual Report on Form 10-KSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.


                          Item 7. Financial Statements

         Filed herewith beginning on page F-1 are the following audited financial statements of the Company:

                                                                                                           Page No.
                                                                                                           --------

Report of Independent Certified Public Accountants..............................................................F-1

Balance Sheet as of April 30, 1998..............................................................................F-2

Statements of Loss and Accumulated Deficit for the period February 25, 1997 to
  April 30, 1998................................................................................................F-3

Statements of Stockholders' Equity for the period February 25, 1997 to
  April 30, 1998................................................................................................F-4

Statements of Cash Flow for the period February 25, 1997 to
  April 30, 1998................................................................................................F-5

Notes to Financial Statements...................................................................................F-6


     Item 8. Changes In and Disagreements with Accountants on Accounting and
                              Financial Disclosure

         Not applicable.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of two (2) persons, Jay Lutsky and Michael R. Quinn. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:

                                                                                                         YEAR FIRST
                                                                                                          ELECTED
        NAME AND BUSINESS ADDRESS            AGE                         OFFICE                           DIRECTOR
        -------------------------            ---                         ------                          -----------

Jay Lutsky                                   55                          President                            1997
4807 South Zang Way
Morrison, Colorado 80465

Michael R. Quinn                             74                          Secretary and Treasurer              1997
4807 South Zang Way
Morrison, Colorado 80465

     JAY LUTSKY - Mr. Lutsky has served as President and as a Director of the Company since its inception. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional Marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

     Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Mr. Lutsky also served as a Secretary, Treasurer and director of Gatwick, Ltd., a Regulation A public company ("Gatwick") from April 2, 1993 through October 30, 1997 at which time Mr. Lutsky resigned as an officer and director in connection with the merger of Gatwick with and into Smart Aim Corporation. Mr. Lutsky currently serves as a director and President of Sunburst Acquisitions III, Inc. and a director Secretary and Treasurer of Sunburst Acquisitions IV, Inc.

     He earned a Bachelor of Science degree from Kent State University in 1967.

     MICHAEL R. QUINN - Mr. Quinn has served as Secretary, Treasurer and Director of the Company since its inception. He has been involved with several development stage companies. He consults with companies contemplating trading publicly and his services consist of corporate structuring, management, accounting, productions, sales, etc.

     Over the last twelve years, Mr. Quinn has served as a consultant to equity holders involved in bankruptcy and security cases. He was the lead plaintiff in 5 lawsuits, all of which resulted in favorable decisions for the plaintiff.

     He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode.

From July 11, 1988 through October 30, 1997, Mr. Quinn served as a director and the President of Gatwick in connection with the merger of Gatwick with Smart Aim Corporation. Mr. Quinn currently serves as a director and President of Sunburst Acquisitions IV, Inc. and a director of Sunburst Acquisitions III, Inc.

         The Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Commission) among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

         Except as set forth above, the Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Shareholders"), to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Shareholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed.

         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed: (i) Mr. Lutsky failed to file one Form 3 upon the effectiveness of the registration of the Company's equity securities under the Exchange Act on Form 10-SB and subsequently failed to file a Form 5 to reflect the failure to file such Form 3;
(ii) Mr. Quinn failed to file one Form 3 upon the effectiveness of the registration of the Company's equity securities under the Exchange Act on Form 10-SB and subsequently failed to file a Form 5 to reflect the failure to file such Form 3; and (iii) John B. Marvin, a former director of the Company, failed to file one Form 3 upon the effectiveness of the registration of the Company's equity securities under the Exchange Act on Form 10-SB and subsequently failed to file a Form 5 to reflect the failure to file such Form 3.

                         Item 10. Executive Compensation

         The following table sets forth the compensation paid by the Company to its Executive Officers and Directors during the fiscal year ended April 30, 1998; no executive officer earned in excess of $100,000.

 Name of Individual                         Capacity in                                  Cash
and Number in Group                         Which Served                             Compensation
-------------------                         ------------                             ------------

Jay Lutsky                                  President and Director                      $-0-

Michael R. Quinn                            Secretary/Treasurer and Director            $-0-

John B. Marvin(2)                           Vice President and Director                 $-0-

All Executive Officers as                                                               $-0-
a Group (2 persons)

--------

     (2) Mr. Marvin resigned as a director and officer of the Company effective as of December 1, 1997.

         At inception of the Company, two of the Company's directors received 727,500 shares of common stock, and the third director received 195,000 shares of common stock valued at $0.01 per share which were issued for services rendered to the Company in investigating and developing the Company's business plan and for agreeing to be a Director. No officer or director has received any other remuneration. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers, or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

         As of July 30, 1998, there were 2,030,000 shares of Common Stock of the Company issued and outstanding, and 80,000 shares of Series A Convertible Preferred Stock, no par value, of the Company (the "Sunburst Preferred Stock") issued and outstanding. The following table sets forth as of July 30, 1998, the name and address of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock deemed outstanding at such date, the number of shares owned by each such persons and by each of the current directors and by the current directors and executive officers of the Company as a group, and the nature of such ownership, and the percentage of the outstanding shares of Common Stock represented thereby.

Name and Address                                            Beneficially                      Percent
Beneficial Owner                                               Owned                          of Class
----------------                                            ------------                      --------


Jay Lutsky                                                      720,500(3)                       32.90%
4807 South Zang Way
Morrison, Colorado 80465

Michael R. Quinn                                                718,500(4)                       32.81%
4807 South Zang Way
Morrison, Colorado 80465

John B. Marvin                                                  205,000(5)                        9.36%
4807 South Zang Way
Morrison, Colorado 80465

All Directors and Officers                                    1,439,000(6)                       65.71%
  as a Group (Jay Lutsky
  and Michael R. Quinn)

     --------

     (3) Assuming conversion of 5,000 shares of the Sunburst Preferred Stock currently held by Jay Lutsky into 10,000 shares of Common Stock. Such conversion is required by the Share Exchange Agreement.

     (4) Assuming conversion of 5,000 shares of the Sunburst Preferred Stock currently held by Michael R. Quinn into 10,000 shares of Common Stock. Such conversion is required by the Share Exchange Agreement.

     (5) Assuming conversion of 5,000 shares of the Sunburst Preferred Stock currently held by John B. Marvin into 10,000 shares of Common Stock. Such conversion is required by the Share Exchange Agreement. Mr. Marvin resigned as a director and Vice President of the Company on December 1, 1997.

     (6) Assuming conversion of 10,000 shares of the Sunburst Preferred Stock currently held by Jay Lutsky and Michael R. Quinn into 20,000 shares of Common Stock. Such conversion is required by the Share Exchange Agreement.

Change in Control

         Upon   consummation   of  the  Share   Exchange,   Montague   will  own
approximately 87.75% of the issued and outstanding shares of the Company. As a result, a change in control of the Company will have occurred.

             Item 12. Certain Relationships and Related Transactions

Related Transactions

         Prior to the date of this Information Statement, the Company issued to its officers and directors a total of 1,650,000 shares of Common Stock, valued at $0.001 per share, or an aggregate total of $1,650, for services rendered to the Company. The Company also issued a total of 15,000 shares of its Preferred Stock at a price of $0.10 per share to such officers and directors. Each share of Preferred Stock is convertible into two (2) shares of Common Stock on or after August 31, 1997. Upon conversion of the outstanding Preferred Stock to Common Stock, the effective price per share of Common Stock paid by the persons who purchased Preferred Stock will be $0.05 per share.

         No officer, director, promoter, or affiliate of the Company has any director or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

         The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock or in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such a stock issuance might be made. However, in connection with the Share Exchange provided for in the Share Exchange Agreement, the Company has agreed to issue to its consultant for introducing INVU to the Company such shares of Common Stock equal to five percent (5%) of the total number of issued and outstanding Common Stock after the Share Exchange.

         The Company maintains a mailing address at the residence of its President, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of the Share Exchange, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors, or affiliates of the Company.

                    Item 13. Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
Number                                      Description of Exhibit
-------                                     ----------------------

2.1               Share Exchange Agreement, dated as of May 19, 1998, by and between Sunburst Acquisitions I, Inc.
                  and Montague Limited, which includes the Invu Disclosure Schedule, the Sunburst Disclosure Schedule
                  and Exhibit 9(n) - Form of Release (the Disclosure Schedules and Exhibits have been omitted pursuant to Regulation S-B 601(b)(2) but will be furnished to the Securities and Exchange Commission upon request) (incorporated by reference from the Current Report on Form 8-K dated May 19, 1998,
                  Exhibit 2.1).

2.2               First Amendment to Share Exchange Agreement, dated as of July 23, 1998, by and between Sunburst
                  Acquisitions I, Inc. and Montague Limited (incorporated by reference from the Current Report on
                  Form 8-K/A dated July 23, 1998, Exhibit 2.2).

3.1               Articles of Incorporation of Sunburst Acquisitions I, Inc. filed on February 25, 1997, with the
                  Secretary of State of the State of Colorado (Exhibit 3.1).

3.2(1)            Bylaws of Sunburst Acquisitions I, Inc. (Exhibit 3.2).

21*               Subsidiaries of the Company (Exhibit 21).

99*               Agreement regarding consulting services, dated as of May 15, 1998, by and between Robert P.
                  Jeffcock and Sunburst Acquisitions I, Inc. (Exhibit 99).

27*               Financial Data Schedules (Exhibit 27).



*Filed herewith

(b)      Reports on Form 8-K

         The Company did not file any Reports on Form 8-K during the last quarter of the Company's fiscal year ended April 30, 1998. Since April 30, 1998, the Company has filed the following reports on Form 8-K:

         (i) On May 19, 1998, the Company filed with the Securities and Exchange Commission a current Report on Form 8-K reporting the execution of the Share Exchange Agreement.

         (ii) On July 23, 1998, the Company filed with the Securities Exchange Commission a Current Report on Form 8-K/A reporting the amendment of the Share Exchange Agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                   SUNBURST ACQUISITIONS I, INC.
                                                   (Registrant)


Date: August 13, 1998                              By:    /s/ Jay Lutsky
                                                          ----------------------
                                                          Jay Lutsky, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




            SIGNATURE                                             OFFICE                                  DATE
            ---------                                             ------                                  ----

/s/ Jay Lutsky
----------------------------                              President (principal executive         August 13, 1998
Jay Lutsky                                                           officer)


/s/ Michael R. Quinn                                      Secretary and Treasurer (principal     August 13, 1998
----------------------------                                     financial officer)
Michael R.  Quinn





                                                 Index to Exhibits

(a)      Exhibits

Exhibit
Number                                      Description of Exhibit
-------                                     ----------------------

2.1               Share Exchange Agreement, dated as of May 19, 1998, by and between Sunburst Acquisitions I, Inc.
                  and Montague Limited, which includes the Invu Disclosure Schedule, the Sunburst Disclosure Schedule
                  and Exhibit 9(n) - Form of Release (the Disclosure Schedules and Exhibits have been omitted pursuant to Regulation S-B 601(b)(2) but will be furnished to the Securities and Exchange Commission upon request) (incorporated by reference from the Current Report on Form 8-K dated May 19, 1998,
                  Exhibit 2.1).

2.2               First Amendment to Share Exchange Agreement, dated as of July 23, 1998, by and between Sunburst
                  Acquisitions I, Inc. and Montague Limited (incorporated by reference from the Current Report on
                  Form 8-K/A dated July 23, 1998, Exhibit 2.2).

3.1               Articles of Incorporation of Sunburst Acquisitions I, Inc. filed on February 25, 1997, with the
                  Secretary of State of the State of Colorado (Exhibit 3.1).

3.2(1)            Bylaws of Sunburst Acquisitions I, Inc. (Exhibit 3.2).

21*               Subsidiaries of the Company (Exhibit 21).

99*               Agreement regarding consulting services, dated as of May 15, 1998, by and between Robert P.
                  Jeffcock and Sunburst Acquisitions I, Inc. (Exhibit 99).

27*               Financial Data Schedule (Exhibit 27).

*Filed herewith





                                    Index - 1