Form 10QSB
period 1998-07-31
SUNBURST ACQUISITIONS I INC
filed 1998-09-14
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended July 31, 1998                     Commission File No. 00-22661

                          SUNBURST ACQUISITIONS I, INC.
               (Exact name of registrant as specified in charter)

          Colorado                                        84-1135638
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   at incorporation)

The Beren, Blisworth Hill Farm
Stoke Road
Blisworth, Northamptonshire                                  NN7 3DB
--------------------------------------------------------------------------------
(Address of principal                                    (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (01604) 859893
                                                           --------------

                  4807 South Zang Way, Morrison Colorado 80165
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X        NO
                                   ------         ------

As of September 2, 1998, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES       NO    X
     ---       ---

                          SUNBURST ACQUISITIONS I, INC.

                                  July 31, 1998

                                      INDEX


                                                                                                           Page No.
                                                                                                           --------


PART I.           FINANCIAL INFORMATION...........................................................................1

         Item 1.  Financial Statements............................................................................1

                  Balance Sheet as of July 31, 1998.............................................................F-1

                  Statements of Loss and Accumulated Deficit for the period February 25, 1997 to
                    July  31, 1998..............................................................................F-2

                  Statements of Cash Flow for the period February 25, 1997 to
                    July 31, 1998...............................................................................F-3

                  Notes to Financial Statements.................................................................F-4

         Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................2

PART II.          OTHER INFORMATION...............................................................................3

         Item 1.  Legal Proceedings...............................................................................3
         Item 2.  Changes in Securities...........................................................................3
         Item 3.  Default Upon Senior Securities..................................................................3
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................3
         Item 5.  Other Information...............................................................................3
         Item 6.  Exhibits and Reports on Form 8-K................................................................4

SIGNATURES




PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements.

(Attached)


CORPDAL:113114.3  40687-00001
                                                         1

                                            Sunburst Acquisitions I, Inc.
                                            (A Development Stage Company)
                                                    BALANCE SHEET
                                                    July 31, 1998
                                                     (Unaudited)


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                              $                       46
                                                                                             -------------------------

          Total current assets                                                                                      46

OTHER ASSETS
     Organizational costs (net)                                                                                    225

          TOTAL ASSETS                                                                      $                      271
                                                                                             =========================


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                       $                       --
                                                                                             -------------------------
     Accounts payable - related party                                                       $                      331
                                                                                             -------------------------

         Total current liabilities                                                                                 331

STOCKHOLDERS' EQUITY
     Preferred stock, no par value: 20,000,000 shares authorized;
         80,000 shares issued and outstanding                                                                    8,000
     Common stock, no par value; 100,000,000
         shares authorized; 2,030,000 shares issued
         and outstanding                                                                                         2,220
     Additional paid in capital                                                                                    750
     Deficit accumulated during the development stage                                                         (11,030)
                                                                                            --------------------------

          Total stockholders' equity                                                                              (60)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $                      271
                                                                                             =========================




The accompanying notes are an integral part of the financial statements.



                                             Sunburst Acquisitions I, Inc.
                                             (A Development Stage Company)
                                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                          For the period from  inception  (February 25, 1997) to July 31, 1998
                                                      (Unaudited)


                                                   For the period
                                                   from inception
                                                     (March 24,              For the three           For the three
                                                      1997) to               months ended             months ended
                                                    July 31, 1998            July 31, 1997           July 31, 1998
                                                ---------------------    ---------------------   ----------------------

REVENUES                                        $                   -    $                   -   $                    -
                                                ---------------------    ---------------------   ----------------------

EXPENSES
    Amortization expense                                           75                       15                       15
    Legal and accounting                                        5,896                      923                      154
    Office expense                                                778                       24                        9
    Rent expense                                                  750                      150                      150
    Consulting fees                                             2,220                        -                        -
    Travel                                                        220                        -                        -
    Bank Charges                                                   21                        -                       14
    Transfer agent fees                                         1,070                        -                      350
                                                ---------------------    ---------------------   ----------------------

         Total expenses                                        11,030                    1,112                      692
                                                ---------------------    ---------------------   ----------------------

NET LOSS                                                      (11,030)                  (1,112)                    (692)

Accumulated deficit

    Balance, beginning of period                                    -                   (4,618)                 (10,338)
                                                ---------------------    ---------------------   ----------------------

    Balance, end of period                   $                (11,030)   $              (5,730)  $              (11,030)
                                                =====================    =====================   ======================

NET LOSS PER SHARE                           $                  (NIL)    $                (NIL)  $                 (NIL)
                                                =====================    =====================   ======================

WEIGHTED AVERAGE NUMBER                                     2,141,766                2,095,000                2,190,000
    OF SHARES OF COMMON
    STOCK AND COMMON STOCK
    EQUIVALENTS OUTSTANDING
                                                =====================    =====================   ======================










The accompanying notes are an integral part of the financial statements.



                                             Sunburst Acquisitions I, Inc.
                                             (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS
                          For the period from Inception (February 25, 1997) to July 31, 1998
                                                      (Unaudited)

                                                            For the period
                                                            from inception
                                                              (March 24,          For the three        For the three
                                                               1997) to           months ended          months ended
CASH FLOWS FROM OPERATING ACTIVITIES                         July 31, 1998        July 31, 1997        July 31, 1998
                                                          -------------------  -------------------   ------------------

    Net loss                                              $          (11,030)  $           (1,112)   $            (692)
    Adjustments to reconcile net loss to net cash used by
         operating activities:
              Amortization expense                                        75                   15                   15
              Rent expense                                               750                  150                  150
              Stock issued for consulting fees                         2,220                    -                    -
              Decrease (increase) in accounts payable                      -                 (347)                   -
              Increase (decrease) in accounts payable -
                  related party                                          331                    -                 (499)
                                                          -------------------  -------------------   ------------------

    Net cash used by operating activities                             (7,654)              (1,294)              (1,026)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization costs                                                  (300)                   -                    -
                                                          -------------------  -------------------   ------------------

    Net cash used by investing activities                               (300)                   -                    -

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of preferred stock                                        8,000                    -                    -
                                                          -------------------  -------------------   ------------------

    Net cash provided by financing activities                          8,000                    -                    -
                                                          -------------------  -------------------   ------------------

  NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                  46               (1,294)              (1,026)

  CASH AND CASH EQUIVALENTS,
    BEGINNING PERIOD                                                       -                5,429                1,072
                                                          -------------------  -------------------   ------------------

  CASH AND CASH EQUIVALENTS,                           $                  46   $            4,135    $              46
    END OF PERIOD
                                                          ===================  ===================   ==================




The accompanying notes are an integral part of the financial statements.

                          Sunburst Acquisitions I, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  July 31, 1998
                                   (Unaudited)

1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------
    The accompanying financial statements have been prepared by Sunburst Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities & Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments that, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial should be read in conjunctions with the audited financial statements at April 30, 1998.


2.  Change in Control of Registrant - Subsequent Event
    --------------------------------------------------
    On August 31, 1998, the Company completed the exchange of a total of 26,506,582 of its common shares for all of the issuance and outstanding shares of Invu, PLC, a developer of document and information management software. As a result of this transaction and related transactions, Invu PLC has become a wholly-owned subsidiary of the Company, and the former shareholders of Invu, PLC became 87.75% shareholders of the Company. Further details concerning this transaction can be found in the Company's most recent Form 10-KSB.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

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

     During the period from May 1, 1998 through July 31, 1998, the Company has engaged in no significant operations other than the location and evaluation of acquisition candidates (and in connection therewith entering into the Agreement Regarding Consulting Services, dated May 15, 1998 with Robert P. Jeffcock (the "Consultant")), due diligence with respect to Invu PLC, a company incorporated under English law ("Invu"), negotiation and execution of the Share Exchange Agreement and the First Amendment thereto, preparation of reports required under the Securities Exchange Act of 1934, as amended (the "Act"), and related matters. No revenues were received by the Company during this period. During this period, the Company incurred a loss as a result of the foregoing activities. Subsequent to this period, the Company completed a business combination with Invu.

Liquidity and Capital Resources

    The Company's liquidity and capital resources had been diminished to the extent that if the proposed Share Exchange was not consummated, the Company would likely have needed to raise additional capital to pursue its business plan to complete a suitable business combination, although it was entitled to be reimbursed for certain expenses incurred in connection therewith by the Consultant. The Share Exchange has been consummated; therefore, the Company's liquidity and capital resources is be based upon the liquidity and capital resources of Invu.

    Certain of the information contained in this Annual Report on Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Act, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

PART II.      OTHER INFORMATION

Item 1.  Legal Proceedings.

    None

Item 2.  Changes in Securities.

    (a)  None

    (b)  None

    (c)  None

Item 3.  Default Upon Senior Securities.

    None

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 5.  Other Information.

    General. On August 31, 1998, the Company acquired all of the issued and outstanding capital stock of Invu PLC, a company incorporated under English law ("Invu"), in exchange for shares (the "Share Exchange") of common stock, no par value, of the Company (the "Common Stock"), pursuant to a Share Exchange Agreement, dated as of May 19, 1998, by and between the Company and Montague Limited, an Isle of Man company ("Montague"), as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (as amended, the "Share Exchange Agreement"), making Invu a wholly-owned subsidiary of the Company. Upon consummation of the Share Exchange, Montague and Halcyon PLC (collectively, the "Invu Shareholders") received in the aggregate 26,506,552 shares of Common Stock of the Company in exchange for all of the issued and outstanding share capital of Invu. The shares of Common Stock received by the Invu Shareholders in the Share Exchange were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and, therefore, are restricted securities. In addition, the Company issued 1,510,344 shares of Common Stock of the Company to Robert P. Jeffcock (the "Consultant") pursuant to an Agreement Regarding Consulting Services, dated May 15, 1998, for introducing Invu to the Company and for agreeing to pay certain expenses if the Share Exchange was not consummated. The shares issued to the Consultant were issued pursuant to a registration statement on Form S-8 under the Securities Act.

    Conversion of Preferred Stock. As a condition precedent to the consummation of the Share Exchange, all of the outstanding shares of Series A Convertible Preferred Stock ("Preferred") of the Company were converted into Common Stock of Sunburst at a conversion rate of two (2) shares of Common Stock for each share of Preferred (the "Preferred Stock Conversion").

    After consummation of the Share Exchange pursuant to the Share Exchange Agreement, the issuance of shares pursuant to the Consulting Agreement, and the Preferred Stock Conversion, the relative stock ownership of the Company is as follows: (i) the Company shareholders immediately prior to the Share Exchange - 7.25%; (ii) the Consultant - 5%; and (iii) the Invu Shareholders - 87.75%.

    Directors and Officers of the Company. Effective on the Closing Date, the existing directors and officers of the Company resigned, and the following new directors and officers of the Company were appointed:

    David Morgan     -  Director, President and Chief Executive Officer

    Martyn Doherty   -  Director, Vice President-Chief Financial Officer and
                        Secretary

    Paul O'Sullivan  -  Director and Vice President-Director of Development

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The  following  exhibit is furnished in  accordance  with Item 601 of Regulation
S-B.

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

27*           Financial Data Schedule (Exhibit 27).

99 Agreement Regarding Consulting Services, dated as of May 15, 1998, by and between Robert P. Jeffcock and Sunburst Acquisitions I, Inc. (incorporated by reference from Form 10-KSB, dated August 13, 1998, Exhibit 99).

*Filed herewith


Form 8-K: The Company filed the following Reports on Form 8-K during the last quarter of the Company's fiscal year ended July 31, 1998:

    (i) On May 19, 1998, the Company filed with the Securities and Exchange Commission a current Report on Form 8-K reporting the execution of the Share Exchange Agreement.

    (ii) On July 23, 1998, the Company filed with the Securities Exchange Commission a Current Report on Form 8-K/A reporting the amendment of the Share Exchange Agreement.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SUNBURST ACQUISITIONS I, INC.
                                            (Registrant)



Date:    September 14, 1998                 By:   /s/ David Morgan
                                                  ------------------------------
                                                  David Morgan, President and
                                                  Chief Executive Office
                                                  (Principal Executive Officer)


Date:    September 14, 1998                 By:   /s/ Martyn Doherty
                                                  ------------------------------
                                                  Martyn Doherty, Vice President
                                                  -Chief Financial Officer and
                                                  Secretary (Principal Financial
                                                  Officer)