Form 10QSB
period 1998-10-31
INVU INC
filed 1999-09-24
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED OCTOBER 31, 1998                  COMMISSION FILE NO. 00-22661

                                   INVU, INC.
               (Exact name of registrant as specified in charter)

          COLORADO                                        84-1135638
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

THE BEREN, BLISWORTH HILL FARM
STOKE ROAD
BLISWORTH, NORTHAMPTONSHIRE                                NN7 3DB
--------------------------------------------------------------------------------
(Address of principal                                   (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (01604) 859893

                          SUNBURST ACQUISITIONS I, INC.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES    X        NO
                                                  ---            ---

As of August 13, 1999, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
          ---             ---


                                                        INVU, INC.

                                                    October 31, 1998

                                                          INDEX

                                                                                                              PAGE NO.
                                                                                                              --------

PART I.           FINANCIAL INFORMATION.........................................................................F-1

         Item 1.  Financial Statements..........................................................................F-1

                  Consolidated Balance Sheets as of October 31, 1998............................................F-1

                  Consolidated Statements of Operations.........................................................F-2

                  Consolidated Statements of Deficit in Stockholders' Equity....................................F-3

                  Consolidated Statements of Cash Flows.........................................................F-4

                  Notes to Financial Statements.................................................................F-5

         Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................1

PART II.          OTHER INFORMATION...............................................................................4

         Item 1.  Legal Proceedings...............................................................................4
         Item 2.  Changes in Securities...........................................................................4
         Item 3.  Default Upon Senior Securities..................................................................4
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................4
         Item 5.  Other Information...............................................................................4
         Item 6.  Exhibits and Reports on Form 8-K................................................................4

SIGNATURES




                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)

PART I.           FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                            CONSOLIDATED BALANCE SHEETS



                                                                                         OCTOBER 31,        JANUARY 31,
                                                                                             1998               1998
                                                                                         (UNAUDITED)         (AUDITED)
                                                                                              $                  $
                                                                                      -------------       ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                        --             44,997
Accounts receivable:
     Trade, net                                                                                 363                307
     VAT recoverable and other                                                                3,849             30,653
Inventories                                                                                 116,900                 --
Prepaid expenses                                                                             12,622             10,701
                                                                                          ---------          ---------
TOTAL CURRENT ASSETS                                                                        133,734             86,658

EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                                           23,888             21,048
Vehicles                                                                                     35,340             34,706
Office furniture and fixtures                                                                30,486             29,213
                                                                                          ---------          ---------
                                                                                             89,714             84,967
Less accumulated depreciation                                                                29,450             12,404
                                                                                          ---------          ---------
                                                                                             60,264             72,563

                                                                                            193,998            159,221
                                                                                           ========           ========

LIABILITIES
CURRENT LIABILITIES
Short-term credit facility                                                                   73,447                 --
Current maturities of long-term obligations                                                  89,971             19,490
Accounts payable                                                                              7,295              9,615
Accrued liabilities                                                                          47,966             10,086
                                                                                          ---------          ---------
TOTAL CURRENT LIABILITIES                                                                   218,679             39,191

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                              319,025             48,388

DEFICIT IN STOCKHOLDERS' EQUITY
Common stock, no par value
Authorized - 100,000,000  - issued and outstanding 30,206,896 shares                        288,355            288,355
Accumulated other comprehensive income                                                          488                440
Accumulated deficit during the development stage                                           (632,549)          (217,153)
                                                                                          ----------         ----------
                                                                                           (343,706)            71,642

                                                                                            193,998            159,221
                                                                                           ========           ========


        The accompanying notes are an integral part of these statements.

                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                  For the periods ended


                                                             FOR THE THREE  FOR THE THREE
                                            FEB. 18, 1997       MONTHS          MONTHS                        FEB. 18, 1997
                                               (DATE OF          ENDED          ENDED        FOR THE NINE       (DATE OF
                                            INCEPTION) TO      OCT. 31,        OCT. 31,      MONTHS ENDED     INCEPTION) TO
                                            OCT. 31, 1998        1998            1997        OCT. 31, 1998    OCT. 31, 1997
                                             (UNAUDITED)      (UNAUDITED)    (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
                                                  $                $              $                $                $
                                            -------------    -------------   ------------    -------------    -------------
Revenues                                            1,972              --          1,972               --            1,972
Expenses:
Production cost                                    97,207          10,973          8,118           54,216           11,619
Distribution costs                                 86,783          19,357          9,522           46,605           25,678
Research and development costs                    143,695          32,729          7,787           95,748           13,743
Administrative costs                              300,785          60,448         27,729          216,013           60,311
                                                ---------     -----------     ----------       ----------     ------------

Total operating expenses                          628,470         123,507         53,156          412,582          111,351

Operating loss                                   (626,498)       (123,507)       (51,184)        (412,582)        (109,379)

Other (expense)
Interest, net                                      (8,022)         (1,236)          (992)          (3,914)          (3,974)
Other                                               1,971             420             --            1,100               --
                                              ------------    -----------    ------------     ------------     ------------

Total other (expense)                              (6,051)           (816)          (992)          (2,814)          (3,974)
                                              ------------    ------------   ------------     ------------     ------------

Loss before income taxes                         (632,549)       (124,323)       (52,176)        (415,396)        (113,353)
                                              ------------    ------------   ------------     ------------     ------------

Income taxes                                           --              --             --               --               --
                                              ------------    ------------   ------------     ------------     ------------
Net loss                                         (632,549)       (124,323)       (52,176)        (415,396)        (113,353)
                                              ============    ============   ============     ============     ============

Weighted average shares outstanding:
   Basic and Diluted                           30,206,896      30,206,896     30,206,896       30,206,896       30,206,896
                                              ===========     ===========    ===========      ===========      ============

Net loss per common share:
   Basic and Diluted                               (0.02)          (0.00)         (0.00)           (0.01)           (0.00)
                                                   ======          ======         ======           ======           ======



        The accompanying notes are an integral part of these statements.


                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                            CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY



                                                                        FOR THE PERIODS ENDED
                                  --------------------------------------------------------------------------------------------------
                                       COMMON        COMMON                           ACCUMULATED OTHER
                                       STOCK         STOCK          ACCUMULATED         COMPREHENSIVE                  COMPREHENSIVE
                                       SHARES        AMOUNT           DEFICIT              INCOME           TOTAL         INCOME
                                                        $                $                    $               $              $
                                  --------------------------------------------------------------------------------------------------
Shares issued:
February 1997, 176,000 shares in
   exchange for $288,640                176,000      288,640                --                     --     288,640

Reclassification of $1.64 common
   stock                               (176,000)    (288,640)               --                     --    (288,640)

Issuance of no par common stock
   in connection with reverse
   acquisition                       28,696,552      288,355                --                     --     288,355

1,510,344 shares of common stock
   issued at estimated value          1,510,344      750,000                --                     --     750,000
Reverse acquisition transaction
    costs                                           (750,000)                                            (750,000)

Comprehensive income:
   Foreign currency translation
       adjustment                            --           --                --                    440         440               440
   Net loss during the period                --           --          (217,153)                    --    (217,153)         (217,153)
                                                                                                                        ------------
Total comprehensive income                                                                                                 (216,713)
                                     ----------     ---------         ---------                   ---    ---------      ============

Balance at January 31, 1998          30,206,896      288,355          (217,153)                   440      71,642

Comprehensive income
   Foreign currency translation
       adjustment (unaudited)                --           --                --                     48          48                48
   Net loss during the period
       (unaudited)                           --           --          (415,396)                    --    (415,396)         (415,396)
                                                                                                                        ------------
Total comprehensive income                                                                                                 (415,348)
                                     ----------     ---------         ---------                   ---    ---------      ============

Balance at October 31, 1998          30,206,896      288,355          (632,549)                   488    (343,706)
   (unaudited)                       ==========     =========         =========                   ===    =========




        The accompanying notes are an integral part of these statements.



                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the periods ended
                                                                  -----------------------------------------------------------
                                                                     FEB. 18, 1997       FEB. 18, 1997
                                                                  (DATE OF INCEPTION)       (DATE OF         FOR THE NINE
                                                                           TO            INCEPTION) TO       MONTHS ENDED
                                                                     OCT. 31, 1998       OCT. 31, 1997      OCT. 31, 1998
                                                                      (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                                                           $                   $                 $
                                                                  -----------------------------------------------------------

Net cash flows used in operating activities
   Net loss during the period                                            (632,549)          (113,353)          (415,396)
   Adjustments to reconcile net loss to net cash used in opera-
       ting activities:
       Depreciation                                                        29,182              5,192             16,753
       Accounts receivable                                                 (3,818)           (23,294)            27,205
       Inventories                                                       (116,431)                --           (116,431)
       Prepaid expenses                                                   (12,441)                --             (1,718)
       Accounts payable                                                     7,285                 --             (2,486)
       Accrued liabilities                                                 47,651             14,137             37,544
                                                                         ---------          ---------          ---------
Net cash used in operating activities                                    (681,121)          (117,318)          (454,529)

Net cash flows used in investing activities--acquisitions of
   property and equipment                                                 (53,614)           (36,547)            (3,180)

Cash flows used in investing activities:
   Short-term credit facility                                              73,152                 --             73,152
   Borrowings on notes payable--net                                       387,554             42,904            345,916
   Principal payments on capital lease                                    (15,189)                --             (6,723)
   Proceeds from issuance of stock                                        288,640            288,640                 --
                                                                         ---------          ---------          ---------

Net cash provided by financing activities                                 734,157            331,544            412,345

Effect of exchange rate changes on cash                                       578              4,268                367
                                                                         ---------          ---------          ---------

Net increase/(decrease) in cash                                                --            181,947            (44,997)

Cash at beginning of period                                                    --                 --             44,997
                                                                         ---------          ---------          ---------

Cash at end of period                                                          --            181,947                 --
                                                                         =========          =========          =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
   Interest                                                                 8,100              3,900              3,900
   Income taxes                                                          ---------          ---------          ---------



        The accompanying notes are an integral part of these statements.



                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the
Company's filing on Form 8-K/A for the period February 18, 1997 (date of inception) to January 31, 1998. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of October 31, 1998, and the results of operations for the period of February 18, 1997 (date of inception) to October 31, 1998 and for the three and nine month periods ended October 31, 1998 and the period of February 18, 1997 (date of inception) to October 31, 1997, and cash flows for the nine month period ended October 31, 1998 and the period of February 18, 1997 (date of inception) to October 31, 1997. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three and nine month periods ended October 31, 1998 may not be indicative of the results that may be expected for the fiscal year ending.

NOTE A -  COMPANY DESCRIPTION

INVU, Inc. (the Company, previously known as Sunburst Acquisitions I, Inc., see below) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company and Holdings holds the intellectual property rights to the INVU software.

The Company is in the development stage as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises" (SFAS No. 7).

On August 31, 1998, Sunburst Acquisitions I, Inc. (a public development stage enterprise) acquired all of the outstanding shares of INVU Plc in exchange for restricted shares of common stock of Sunburst Acquisitions I, Inc. (the Exchange) pursuant to a Share Exchange Agreement between Sunburst Acquisitions I, Inc. and the principal shareholder of INVU Plc. Sunburst Acquisitions I, Inc. exchanged 26,506,552 shares of common stock for all of INVU Plc's issued and outstanding shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc where INVU Plc is the accounting acquirer. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc. Proforma information is not presented as this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of INVU Plc became the directors and officers of Sunburst Acquisitions I, Inc. Also, Sunburst Acquisitions I, Inc. changed its name to INVU, Inc. In connection with the Exchange, the Company issued 1,510,344 shares of Common Stock of the Company to a consultant for introducing INVU Plc and Sunburst Acquisitions I, Inc. The shares were estimated to have a value of $750,000 and have been treated as a transaction cost in connection therewith. Immediately after the Exchange, INVU Plc's former shareholders owned approximately 88% of the outstanding common stock of Sunburst Acquisitions I, Inc.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - GOING CONCERN

The Company's liabilities exceed its assets and the Company has incurred losses from operations primarily as a result of treating virtually all development expenses since inception as current operating expenses. The Company is not generating cash from operations. Operations to date have been funded principally by equity capital. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company is still building its operational infrastructure. Additional capital raised by the Company, if any, will be used for this purpose and to fund its planned launch of operations within the United Kingdom.

NOTE C - INVENTORIES

Inventories consist of the following:


                                                  OCTOBER 31,        JANUARY 31,
                                                     1998               1998
                                                  (UNAUDITED)        (AUDITED)
                                                       $                  $
                                           -------------------------------------

Licensed goods                                      116,900              --

Licensed goods represent software licences purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software.

NOTE D - SHORT-TERM CREDIT FACILITY

The Company has a (pound)40,000, 14.2% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $73,447 ((pound)43,980) at October 31, 1998 which excess over (pound)40,000 was authorized by the bank. The amount drawn is payable on demand at the bank's discretion.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations at October 31, 1998 and January 31, 1998, consist of the following:



                                                                                                         JANUARY
                                                                                 OCTOBER 31,               31,
                                                                                     1998                  1998
                                                                                 (UNAUDITED)            (AUDITED)
                                                                                      $                     $
                                                                               ---------------          ----------
Non-interest bearing, unsecured loan from an individual, no
   stated maturity date                                                            287,240                    --

8% note payable to corporate investors and individuals, payable in six monthly installments commencing August 1999,
   installments determined by balance due at August 1999                            66,458                    --

4% above Libor rate (Libor rate was 7.25% at October 31,
   1998 and January 31, 1998, respectively) notes payable to an
   English bank, monthly payment aggregating to (pound) 500,
   maturing in March 2002, collateralized by all assets of the
   Company and a limited personal guarantee by a director                           35,328                41,638

Capital lease for a vehicle, bearing interest at 16.9% maturing
   in 2001                                                                          19,970                26,240
                                                                                   -------                ------
                                                                                   408,996                67,878

Less current maturities                                                             89,971                19,490
                                                                                   -------                ------

                                                                                   319,025                48,388
                                                                                   =======                ======


Scheduled maturities of long-term obligations are as follows:


YEAR ENDING JANUARY 31,                                            $

1999                                                                   19,490
2000                                                                   18,586
2001                                                                   18,586
2002                                                                    9,840
2003                                                                    1,376
Thereafter                                                                 --
                                                                    ---------
                                                                       67,878
                                                                    =========

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company leases a vehicle under a noncancellable capitalized lease.



                                                  OCTOBER 31,        JANUARY 31,
                                                      1998              1998
                                                  (UNAUDITED)         (AUDITED)
                                                       $                  $
                                                  ------------------------------
Motor vehicle                                        34,706            34,706
Less accumulated depreciation                         5,206               361
                                                  ----------       -----------
                                                     29,500            34,345
                                                  ==========       ===========

The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of January 31, 1998.


YEAR ENDING JANUARY 31,                                                $

1999                                                                      10,304
2000                                                                      10,304
2001                                                                      10,304
Thereafter                                                                    --
                                                                        --------
Total minimum lease payments                                              30,912
Less amount representing interest                                          4,672
                                                                        --------
Present value of net minimum lease payments                               26,240
                                                                        ========

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements prove not to be accurate;
2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company is developing software (under the brand name INVU) for the electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Management believes that the INVU software is simple, intuitive to use, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. In order to achieve this, the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations for INVU PRO, retailers for INVU SOLO, and distributors and resellers for INVU PRO.

         Throughout the quarter ended October 31, 1998, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO (small office/home office) market in January 1999. All other INVU products were released to distributors in August 1999 and sales to end users are anticipated in September 1999, except INVU WEBFAST, which management estimates will be released in early 2000.

Results of Operations

         The following is a discussion of the results of operations for the period ended October 31, 1998, compared with the year ended January 31, 1998, and changes in financial condition during the period ended October 31, 1998.

         The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no significant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1999.

         Net sales for period ended October 31, 1998 were $0, which compares to $1,972 sales for the period ended October 31, 1997. The absence of sales reflects the development stage of the business and relates to sales of hardware and initial sales of software to distributors. The net loss for period ended October 31, 1998 was ($415,396) which significantly exceeds the net loss for the corresponding period in 1997 of ($113,353) due to increased production, distribution, development and administrative costs of $412,582, which reflected the Company's investment in product development and administrative infrastructure, together with the transaction costs associated with the Share Exchange and preparation for the launch of the INVU SOLO product.

         In the nine month period to October 31, 1998, the Company incurred net interest expense of $3,914 compared with net interest expense of $3,974 for the period from February 18, 1997 (date of inception) to October 31, 1997.
During both these periods bank borrowings remained relatively static.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $133,734 at October 31, 1998, an increase of $47,076 compared to $86,658 at January 31, 1998. Working capital was negative $272,080 as of October 31, 1998, compared with positive $47,467 as of January 31, 1998. These changes are due to the addition of short-term credit facilities and an increase of current maturities of long-term obligations, following the procurement of substantial additional loan funding.

         Total assets of the Company were $193,998 at October 31, 1998, an increase of $34,777 compared to $159,221 at January 31, 1998. The increase is mainly attributable to inventory of pre-purchased software licenses prior to the launch of the INVU SOLO product.

         The total current liabilities of the Company increased by $179,488 from $39,191 at January 31, 1998 to $218,679 at October 31, 1998. Long term liabilities were $319,025 at October 31, 1998 compared to $48,388 at January 31, 1998. The current and long term liabilities increases are attributable to debt incurred in order to finance the development of the Company's products and the administrative infrastructure of the business.

         Total stockholders' equity decreased by $415,348 during the nine month period ended October 31, 1998 from positive $71,642 at January 31, 1998 to a deficit of $343,706 at October 31, 1998. The Company is evaluating various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages. Management believes that funding will be available to continue the development and launch of its products to distributors and resellers.

Financing Management's Plan of Operation

         As at October 31, 1998, management was considering further funding opportunities for the business to finance ongoing operations and working capital. The Company is seeking to conduct a public offering of Common Stock of the Company ("I.P.O.") during 2000. Pursuant to the Securities Act, the I.P.O. will be made only by means of a prospectus. The Company has plans to raise $5,000,000 as a private placement with the I.P.O. to be made later in 1999 or early in 2000. The Company has retained an investment banker in the United Kingdom that has agreed to use its best efforts to raise the $5,000,000 in the private placement and to act as brokers and corporate advisors with respect to the I.P.O. Management estimates that the proceeds from such a private placement would fulfill the Company's capital requirements for a period of up to twenty-four (24) months. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from

20th century dates. As a result, many companies' computer systems and/or software may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The Company has reviewed its own software products and believes that there will be no adverse impact with the Year 2000 date change. All INVU products are designed to record, store, and process calendar dates occurring before and after January 1, 2000 with the same full year accuracy (i.e. four numeric characters instead of two).

         An impact analysis has been completed that has identified no major risk of failure within the Company's in-house computer systems, which include the following:

         --        The accounting and management information systems
         --        The document management systems

         This risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has developed a policy designed to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The returns of information from third parties relating to Year 2000 compliance should be complete by Fall 1999. Also, there is a risk that existing or potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date change.

         Based on the information to date, the Company anticipates that it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. However, the issue is complex, and no business can guarantee that there will be no Year 2000 problems. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offer by the Company.

         To date, the Company has not created a separate budget for investigating and remedying issues related to Year 2000 compliance, whether involving the Company's own software products or the software or systems used in its internal operations. There can be no assurances that Company resources spent on investigating and remedying Year 2000 compliance issues will not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         (a)      None

         (b)      None

         (c) On August 31, 1998, Sunburst Acquisitions I, Inc., a Colorado corporation now known as the Company, consummated the acquisition of all of the issued and outstanding capital stock of Invu PLC, a company incorporated under English law, in exchange for 26,506,552 shares of common stock, no par value, of the Company (the "Share Exchange") pursuant to a Share Exchange Agreement, dated as of May 19, 1998, by and between the Company and Montague Limited, an Isle of Man company, and amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998. This transaction was exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         Please reference Item 2(c) above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

27*               Financial Data Schedule (Exhibit 27).

*Filed herewith


Form 8-K:         A Current Report  on Form 8-K  dated August 31, 1998 was filed on  September 15, 1998  by  the  Company  regarding  the Share
                  Exchange.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INVU, INC.
                               (Registrant)



Date:    September 24, 1999    By: /s/ David Morgan
                                   ---------------------------------------------
                                   David Morgan, President and Chief Executive
                                   Officer (Principal Executive Officer)


Date:    September 24, 1999    By: /s/ John Agostini
                                   ---------------------------------------------
                                   John Agostini, Vice President-Chief Financial Officer (Principal Financial Officer)