Form 10KSB
period 1999-01-31
INVU INC
filed 1999-10-15
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended
         January 31, 1999
|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

COMMISSION FILE NUMBER     000-22661
                           ---------

                                   INVU, INC.
                 (Name of Small Business Issuer in Its Charter)

          COLORADO                                               84-1135638
          --------                                               ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

THE BEREN
BLISWORTH HILL FARM
STOKE ROAD
BLISWORTH NORTHAMPTONSHIRE                                        NN7 3DB
--------------------------                                        -------
(Address of Principal Executive Offices)                         (Zip code)

                              011 44 1604 859 893
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

   Title of Each Class                                     Name of Each Exchange
   -------------------                                      on Which Registered
          NONE                                             ---------------------
                                                                   N/A

Securities registered under Section 12(g) of the Exchange Act:   COMMON STOCK,
                                                                 NO PAR VALUE
                                                                ----------------
                                                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes          x              No
          -------                  --------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $8,267

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 30, 1999 was approximately $6,584,285. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of September 30, 1999, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes            No         x
                                                       ---              ---



                                                    INVU, INC.

                                                                                                               Page

PART I   .........................................................................................................2
         Item 1.  Description of Business.........................................................................2
         Item 2.  Description of Properties.......................................................................7
         Item 3.  Legal Proceedings...............................................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders.............................................7

PART II  .........................................................................................................8
         Item 5.  Market for Common Equity and Related Stockholder Matters........................................8
         Item 6.  Management's Discussion and Analysis or Plan of Operations......................................8
         Item 7.  Financial Statements...........................................................................12
         Report of Independent Certified Public Accountants.....................................................F-1
         Consolidated Balance Sheets as of January 31, 1999 and 1998............................................F-2
         Consolidated Statements of Operations for the year ended January 31, 1999, and the periods from February 18, 1997 to January 31, 1998 and to January 31, 1999......................F-3
         Consolidated Statements of Deficit in Stockholders' Equity for the years ended
            January 31, 1999 and 1998...........................................................................F-4
         Consolidated Statements of Cash Flows for the year ended January 31, 1999, and the periods from February 18, 1997 to January 31, 1998 and to January 31, 1999..................................F-5
         Notes to Consolidated Financial Statements.............................................................F-6

PART III ........................................................................................................13
         Item 9.  Directors, Executive Officers, Promoters and Control Persons...................................13
         Item 10.  Executive Compensation........................................................................15
         Item 11.  Security Ownership of Certain Beneficial Owners and Management................................15
         Item 12.  Certain Relationships and Related Transactions................................................17
         Item 13.  Exhibits, List and Reports on Form 8-K........................................................18

SIGNATURES

INDEX TO EXHIBITS.........................................................................................Index - 1

                                     PART I

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended  ("Securities  Act"),  and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

                         ITEM 1. DESCRIPTION OF BUSINESS

Background of Company

         INVU, Inc. (the "Company" or "INVU") was incorporated under the name Sunburst Acquisitions I, Inc. pursuant to the laws of the State of Colorado on February 25, 1997, as a "shell" company. The Company's business plan at the time was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

         After the consummation of the Share Exchange on August 31, 1998, which is discussed below, the Company entered the business of marketing and selling software for the electronic management of information and documents.

         The structure of the business at this point consists of INVU, Inc. as the ultimate holding company of three directly or indirectly wholly-owned subsidiaries: INVU Plc, a UK holding company, and its subsidiaries, INVU International (Holdings) Ltd., which holds certain intellectual property rights, and Invu Services Ltd. ("INVU Services"), an operating company.

The Share Exchange

         On August 31, 1998, the Company consummated the acquisition of all of the issued and outstanding capital stock of INVU Plc, a company incorporated under English law ("INVU Plc"), in exchange for 26,506,552 shares (the "Share Exchange") of common stock, no par value, of the Company (the "Common Stock"), pursuant to a Share Exchange Agreement, dated as of May 19, 1998, by and between the Company and INVU Plc's majority shareholder Montague Limited ("Montague"), an Isle of Man company (as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (the "Share Exchange Agreement")). As a result of the Share Exchange, INVU Plc became a wholly-owned subsidiary of the Company. As conditions precedent to the consummation of the Share Exchange,
(i) Montague received a power of attorney from Halcyon Enterprises Plc, a minority shareholder and a company incorporated under English law ("Halcyon"), to transfer its shares of INVU Plc to the Company, and (ii) all of the outstanding shares of Series A Convertible Preferred Stock of the Company (the "Preferred Stock") were converted into Common Stock of the Company at a conversion rate of two (2) shares of Common Stock for each share of Preferred Stock.

         As of August 31, 1998, the Company had a total of 2,190,000 shares of Common Stock issued and outstanding after the conversion of the Preferred Stock. Upon consummation of the Share Exchange, Montague and Halcyon (collectively, the "INVU Plc Shareholders") received in the aggregate 26,506,552 shares of Common Stock of the Company in exchange for all of the issued and outstanding share capital of INVU Plc.

         In addition, the Company issued 1,510,344 shares of Common Stock to Robert P. Jeffcock pursuant to an agreement regarding consulting services, dated May 15, 1998, for introducing INVU Plc to the Company and for agreeing to pay certain expenses if the Share Exchange was not consummated. As a condition precedent to the Share Exchange, INVU Plc was required to deposit $500,000 to be used as future working capital of the Company (the "Initial Capital Deposit") into an account maintained by INVU Services. On July 30, 1998, INVU Services borrowed such $500,000 from certain private investors who also received from Montague approximately a 151,030 shares of Common Stock, as the Initial Capital Deposit. The Share Exchange Agreement required the Company to deposit an additional $500,000 within fourteen (14) days after the consummation of the Share Exchange (the "Second Deposit"). The Company had extended the period for payment of the Second Deposit. The same private investor group loaned INVU Services the funds for the Second Deposit as described hereinafter as the First Financing Transaction.

The Market and Market Strategy

         There has, in the recent past, been a significant increase in the volume of information with the advent of inexpensive computing and the arrival of wide area networks (which provide a conduit to this information). A significant amount of information (e.g. on-line databases, documents, graphics, audio, recordings and video) is now available via the internet to organizations and individuals from sources around the world. Management believes that the proliferation of such information and documents over the years has created a problem for individuals and organizations to manage large and disparate sets of data created internally and arriving externally. Personal computers are now shipped with up to 16 Gigabyte hard disks, and these machines are rapidly becoming repositories for lost files and information. Management believes that the need to solve this problem has resulted in an international market for document management technologies, which management expects to grow significantly in the next five years. Information is now regarded as the key resource for organizations and individuals. Management believes that accessing and sharing information are two of the biggest challenges currently facing businesses. Management expects that those organizations which are able to harness and exploit information will derive a competitive advantage in their markets.

         By contrast, management estimates that the availability of services that enable organizations to manage and control this mass of information has lagged behind the requirement for such services. Therefore, management believes that the market for document management services has the potential for rapid growth in markets throughout the world. The document management market is applicable to all information users, both organizations and individuals, and therefore, while difficult to define, is broad in terms of potential in the estimate of management.

         The Company markets and sells software for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings and electronic files. As this is a task which for the most part is inherently clerical in nature, automation of document management control is effectively dealt with by computer. Management believes there is an increasing demand for ease of use in relation to document and information management software and INVU software has been designed specifically to address this need. Management believes the largest sector of this market with the highest growth profile is document management software. Management estimates that the market is growing rapidly and is global. Geographically, the Company's first target markets are the United States and the United Kingdom.

         INVU serves both the personal computer ("PC") and client server market segments and is, therefore, firmly placed in what management believes are the two principal growth areas. Management believes that the client server segment (i.e. mid-range network user running open "multi-task software") has in particular been largely neglected by the Company's competitors, which generally fall into two categories:

          i. Large corporate suppliers that offer proprietary (own software) solutions based on large, often mainframe, systems; or

          ii. Small niche suppliers addressing the needs of small highly specialized groups (e.g. lawyers or estate agents).

         Management believes that other trends in the document management market are:

          i. A switch from "all-in-one" hardware and software in a single unit (i.e. proprietary stand alone systems) to open PC based systems, as evidenced by the PC and packaged systems showing the highest growth of all market segments;

          ii. Increasing use of document management systems to control everyday paperwork and electronic files. Historically, the first adopters of the technology were the engineering users for their large format systems (i.e. engineering documents and drawings rather than office documents); and

          iii. Increasing user requirements in the PC segment to store graphical images in addition to electronic files. Management believes that this trend can best be exploited through the enabling characteristics of workgroup products, which will greatly enhance INVU's target market.

         Management believes that INVU enjoys an advantage over most competing programs in that INVU can be sold to single users and departmental users (as well as being sold company wide).

         Once successfully installed with a departmental user, INVU will encourage resellers to "roll out" the product to other departments within the same organization using the first installation as an internal reference site. Management believes that there is considerable potential for additional sales to existing customers.

         INVU software has been designed for general office applications, which can be utilized across a wide range of customers, from SOHO (small office home office) markets to SME's (small to medium sized enterprises) to large organizations. Management believes that this allows INVU to address a market which is wide and varied in nature.

         On-going research is important to INVU and the use of qualitative focus groups is a technique deployed by the Company to assess customer needs and receptivity. In addition, industrial psychology techniques have been employed by INVU to establish customer perception of value.

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. In order to achieve this, the Company is targeting its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, retailers for INVU SOLO, distributors and resellers.

         INVU intends to maximize its internet presence for entry level product sales. To that end, in November 1998, INVU finalized a distribution agreement with Digital River, Inc. ("Digital River") to sell INVU SOLO on-line.

         Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company intends to increase its number of distributors and third party value added resellers. In addition, INVU SOLO will be downloaded from the Company's web-site across the internet. Management considers both branding and product positioning fundamental to attaining the market share required to profitably meet its objective of being a leading supplier of information and document management software.

The Product

         INVU's business is the development and sale of document and information management software programs which operate on networked PC and client server systems and allow documents of any size to be stored on to computer memory and retrieved instantly.

         INVU software scans paper, creates, imports, manages and retrieves documents. INVU software has many layers of sophistication, but management believes it is comparatively simple to use and inexpensive. INVU SOLO was released to distributors in December 1998 and sales to end users began in January 1999. All other INVU products were released to distributors in September 1999 and sales to end users are expected in October 1999, except INVU WEBFAST, which management anticipates will be released in early 2000.

         The Company currently has five products. Each product addresses different market segments.

         INVU SOLO - single user information document management (aimed at SOHO/RETAIL) INVU PRO - single user information document management (advanced features) (SOHO/SME) INVU PRO NETWORK EDITION - multi-user information document management (SME/ENTERPRISE WIDE) VIEWSAFE - fully secure / encrypted information document management in single user and multi-user versions. INVU WEBFAST - manage and find documents through a web browser (ENTERPRISE/INTERNET)

         NB - SOHO is Small Office/Home Office, SME is Small/Medium Enterprise.

Competition

         The market for the Company's products is intensely competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition from a number of public and private companies such as Altris Software, Inc., Key File Inc., Autodesk Inc., FileNet Corporation, PC Docs and Caere Corporation. Virtually all of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

         The Company will need to rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, many of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products.

         Management believes that its products are targeted at markets where, to date, few of the Company's larger and better established competitors have secured significant market penetration. Although the Company believes that it will compete favorably in these markets, there can be no assurance that the Company can maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

Major Contracts

         INVU Services has entered into (i) a Reseller Agreement (the "Reseller Agreement"), dated as of March 16, 1998, by and between INVU Services and Computer Associates Plc ("CA Plc"), and (ii) a Limited Manufacturing Agreement, dated as of March 25, 1998, by and between INVU Services and Centura Software Ltd. These contracts involve joint marketing, press releases, distribution and the use of combined technologies. Both Computer Associates Plc and Centura endorse INVU by use of their own logotypes on INVU materials and shrink-wrap packaging containing the software. Both agreements include worldwide press announcements and introductions to direct sales forces and third party distribution.

         On July 10, 1998, INVU Services and CA Plc executed a memorandum confirming certain agreements between INVU Services and CA Plc with respect to the bundling and marketing of INVU Service's products under the Reseller Agreement. INVU Services and Computer Associates International, Inc. ("CA Inc.") entered into a Gold Standard Reseller Agreement as of June 16, 1999 pursuant to which INVU Services appointed CA Inc. as an authorized reseller of INVU PRO and INVU PRO (network edition) on a non-exclusive basis for a term of 12 months, renewable upon agreement of both parties and terminable upon 30 days written notice by either party.

         On October 27, 1998, INVU Services entered into a Distribution Agreement by and between INVU Services and KOCH Media Limited ("KOCH"). KOCH is a large European retail distributor and the agreement means that INVU SOLO has access to major retail channels in the United Kingdom. INVU Services and CHS UK Holdings Limited Incorporated ("DNSP") entered into a Distributor Agreement as of July 1, 1999 pursuant to which INVU Services appointed DNSP the exclusive distributor of INVU PRO, INVU PRO (network edition) and INVU WEBFAST for the territory of England, Scotland and Wales.

          On November 11, 1998, INVU Services and Digital River entered into an agreement whereby INVU will market its suite of products using Digital River's e-commerce technology. Under this agreement, Digital River will partner with INVU to create the INVU Cyber Store, offering a secure environment for customers to purchase and download INVU software via the World Wide Web. INVU Services also entered into major value added reseller ("VAR") agreements with Elcom Technical Services and Millenium Three Solutions Ltd. on March 18, 1999 and May 11, 1999 respectively.

Employees

         As of October 1, 1999, the Company had 9 employees, all of whom were full time, and a further four people on a consultancy or part-time basis.

Patents, Trademarks and Copyright

         The Company's success is dependent in part upon proprietary technology. At this time, the Company has not patented any aspect of its document management systems technology in the United Kingdom, the United States or internationally. The Company currently has no plans to file for and obtain patents domestically or internationally. Even if the Company were to attain patent protection over certain of its intellectual property, the rapidly changing technology in the industry makes the Company's success largely dependent on the technical competence and creative skills of its personnel.

         The Company relies on a combination of trade secret, copyright and non-disclosure agreements to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

         The Company's software will be licensed to customers under license agreements containing provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of the Company's products will be difficult, and any significant piracy of its products could materially and adversely affect the Company's financial condition and results of operations.

         In addition, the Company also relies on certain software that it licenses from third parties, including software that is integrated with internally developed software and used in the Company's products to perform key functions. There can be no assurances that the developers of such software will remain in business, or that they will otherwise continue to be available to the Company on commercially reasonable terms. The loss of or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software can be developed, identified, licensed and integrated, which could adversely affect the Company's business, operating results and financial condition.

         The Company is not aware that any of its software products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to its current or future products. The Company expects that software product developers will increasingly be subject to infringement claims. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company claims a trademark on all of its products under common law by using the "TM" symbol. The duration of such trademarks under United Kingdom common law is the length of time the Company continues to use them.

The First Financing Transaction

         As of February 2, 1999, pursuant to a financing transaction (the "First Financing Transaction") among Montague and Zalcany Limited ("Zalcany"), Mustardseed Estates Limited ("Mustardseed"), and Tomuro Limited, all companies incorporated under English law, and Richard Harris and Roy Grainger Williams (collectively, the "Lenders"), Montague transferred 2,400,000 shares of the Common Stock to such purchasers in exchange for $1,000 and a loan facility for the Company in the principal amount of $656,000.

The Second Financing Transaction

         On August 23, 1999, the Company entered into that certain Investment Agreement (the "Initial Investment Agreement"), among the Company, David Morgan, John Agostini, and Paul O'Sullivan, on the one hand, and Alan David Goldman ("Goldman") and Vertical Investments Limited ("Vertical"), a company registered in Jersey and beneficially owned by Daniel Goldman, on the other hand, as supplemented by that certain Supplemental Agreement (the "Supplemental Agreement" and, together with the Initial Investment Agreement, the "Final Investment Agreement"), dated as of August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan and INVU Services, on the one hand, and Goldman, Vertical, and Tom Maxfield ("Maxfield", together with Goldman and Vertical, collectively, the "Investors") on the other hand. Pursuant to the terms of the Final Investment Agreement, the Investors agreed to advance certain funds to the Company in the aggregate principal amount of $1,000,000 in shares of $333,334, $333,333 and approximately $333,333 among Goldman, Vertical and Maxfield, respectively, and the Company agreed to (1) pay in full any and all amounts then outstanding pursuant to the First Financing Transaction and to terminate such Agreement, (2) cause the Lenders to transfer to Montague 425,000 shares of the Common Stock then held by Lenders pursuant to the terms of the First Financing Transaction (the "Transferred Shares"), and (3) cause Montague to transfer 225,000 of such Transferred Shares to the Investors in equal shares of 75,000 to each Investor.

         The loans being made to the Company pursuant to the terms of the Final Investment Agreement were evidenced by (1) that certain Loan Stock Instrument, dated as of August 23, 1999, executed by the Company in favor of the Investors, in the aggregate principal amount of $600,000 ("Loan Stock Instrument A"), and
(2) that certain Loan

Stock Instrument, dated as of August 23, 1999, executed by the Company in favor of the Investors, in the aggregate principal amount of $400,000 ("Loan Stock Instrument B" and together with Loan Stock Instrument A, collectively, the "Loan Stock Instruments"). Until the Loan Stock Instruments are redeemed pursuant to their terms upon the occurrence of certain events described therein, the outstanding principal and accrued but unpaid interest (1) under Loan Stock Instrument A shall, at the option of the Investors, be converted into one share of the Common Stock for each $.65 of outstanding principal and accrued but unpaid interest converted, and (2) under the Loan Stock Instrument B shall, at the option of Investors, be converted into one share of the Common Stock for each $.50 of outstanding principal and accrued but unpaid interest converted.

         Any amounts outstanding under Loan Stock Instrument A shall bear interest at a rate of 6% per annum, payable in semi-annual installments in arrears on January 1 and July 1 of each year accruing from day to day and calculated monthly. In addition, Loan Stock Instrument A will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange or if the Company raises additional capital of at least $4,000,000. Any amounts outstanding under Loan Stock Instrument B shall bear interest at a rate of 8% per annum for the first six months following the date thereof, 9% per annum for the following six month period, and 10% per annum thereafter. All accrued but unpaid interest on the Loan Stock shall be payable in semi-annual installments in arrears on January 1 and July 1 of each year. Loan Stock Instrument B will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange. If Loan Stock Instrument B is not so converted, it can be redeemed at any time for a period of 12 months from August 23, 1999 at the election of the Company. If the Loan Stock Instruments are not so converted, they may be redeemed upon 30 days notice by the Company or the Investors on or after August 2002.

         Pursuant to the terms of the Investor Agreement, the Investors shall have the right to nominate one director of the Company, until the amounts outstanding under the Loan Stock Instruments are redeemed or converted. Daniel Goldman, the son of Goldman, is the nominee of the Investors.

         The obligations of the Company under the Investor Agreement and the Loan Stock Instruments have been guaranteed by INVU Services. Pursuant to the Investment Agreement, the Company covenanted with the Investors to restrict certain actions while any amounts remain outstanding under the Loan Stock Instruments without the Investors' consent, which consent may not be unreasonably withheld, including the following actions: the issuance of additional Company Common Stock, except pursuant to the exercise of outstanding warrants and options of the Company; the issuance of any new options to purchase Company Common Stock; additional borrowings by the Company; capital expenditures of the Company; paying off liabilities; granting security interests; and acquiring other entities.

Name Change

         On February 22, 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company from "Sunburst Acquisitions I, Inc." to "INVU, Inc."

Change in Fiscal Year

         As of January 15, 1999, the Company's Board voted to change the Company's fiscal year end to January 31.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's executive offices are located in Blisworth, Northamptonshire, England. The Company leases 2,200 square feet of space in a facility as a tenant. The term of the lease is through June 1, 2002 and the monthly rent is currently approximately $2,380.

                            ITEM 3. LEGAL PROCEEDINGS

         At October 1, 1999, there were no legal proceedings initiated by or against the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal year ending January 31, 1999 and for the two quarters and a current date in the third quarter of the fiscal year ending January 31, 2000. Prior to the consummation of the Exchange Agreement on August 31, 1998, there was no active public trading market for the Common Stock. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                                     HIGH              LOW
         FISCAL 1999
         1st  Quarter                                $N/A              $N/A
         2nd  Quarter                                $N/A              $N/A
         3rd  Quarter (Sept. 1 - Oct. 31)            $5.00             $0.97
         4th  Quarter                                $1.56             $0.375

         FISCAL 2000
         1st  Quarter                                $3.00             $0.45
         2nd Quarter                                 $1.88             $1.38

         On September 30, 1999, the bid price of the Common Stock as reported on the OTC Electronic Bulletin Board was $1.56.

         As of September 30, 1999, there were approximately 122 holders of record of the Common Stock.

         The Company has not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities

         The following contains information for all securities that the Company sold within the past fiscal year without registering the securities under the Securities Act:

1. On August 31, 1998, the Company issued 26,506,552 shares of Common Stock to the shareholders of INVU Plc in the Share Exchange. This transaction was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Please refer to "Description of Business -- The Share Exchange" for a description of the Share Exchange.

2. In August 1998, in connection with the Share Exchange, all of the holders of the outstanding shares of Preferred Stock converted their shares of Preferred Stock into shares (the "Conversion Shares") of Common Stock pursuant to the conversion ratio set forth in the Preferred Stock terms and designations. The issuance of the Conversion Shares was exempt from registration under the Securities Act pursuant to the exemption set forth in Section 3(a)(9) thereunder.


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-KSB prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason;
6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new
subsidiaries  with  the  Company's   operations   (including  the  inability  to
successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops, markets and sells software (under the brand name of INVU) for the electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Management believes that the INVU software is simple, intuitive to use, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. In order to achieve this, the Company is targeting its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations for INVU PRO, retailers for INVU SOLO, and distributors and resellers for INVU PRO.

         Throughout the fiscal year, the Company continued to develop its software products. Its first product INVU SOLO was released to distributors in December 1998 and sales to the SOHO (small office/home office) market began in January 1999. All other INVU products were released to distributors in September 1999 and sales to end users are expected in October 1999, except INVU WEBFAST, which management estimates will be released in early 2000.

Results of Operations

         The following is a discussion of the results of operations for the year ended January 31, 1999, compared with the period February 18, 1997 (date of inception) through January 31, 1998, and changes in financial condition during the year ended January 31, 1999.

         INVU, Inc. (formerly Sunburst Acquisitions I, Inc.) engaged in no sig-nificant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1999.

         Net sales for fiscal year 1999 were $8,267, which compares to $1,972 sales for fiscal 1998. The low level of sales reflects the development stage of the business and relate to sales of hardware and initial sales of software to distributors. The net loss in fiscal 1999 was ($694,809), which significantly exceeds the net loss of fiscal 1998 of ($217,153). The fiscal 1999 net loss was due to: increased production, distribution and administrative expenses of $698,149, which reflected the Company's investment in product development and administrative infrastructure, together with transaction costs associated with the Share Exchange and the launch of the INVU SOLO product.

         In fiscal 1999, the Company incurred net interest expense of $6,419 compared with net interest expense of $4,108 for fiscal 1998. This increase in interest expense was due to increased bank loan borrowings.

         The tax rates for the years 1999 and 1998 are zero due to a net loss in each period.

         The total current assets of the Company were $157,478 at January 31, 1999, an increase of $70,820, compared to $86,658 at January 31, 1998. Working capital was negative $272,080 as of January 31, 1999, compared with positive $47,467 as of January 31, 1998. These changes are due to the addition of short-term credit facilities in 1999 and an increase of current maturities of long-term obligations, following the procurement of substantial additional loan funding.

         Total assets of the Company were $237,239 at January 31, 1999, an increase of $78,018, compared to $159,221 at January 31, 1998. The increase is mainly attributable to inventory of pre-purchased software licenses prior to the launch of the INVU SOLO product.

         The total current liabilities of the Company increased by $390,367 from $39,191 at January 31, 1998 to $429,558 at January 31, 1999. Long term liabilities were $422,193 at January 31, 1999 compared to $48,388 at January 31, 1998. The current and long term liabilities increases are attributable to debt incurred in order to finance the development of the products and the infrastructure of the business.

         Total stockholders' equity decreased by $686,154 during the year ended January 31, 1999 from positive $71,642 at January 31, 1998 to a deficit of $614,512 at January 31, 1999 as a result of the net loss for the year. The Company is evaluating various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

Financing Management's Plan of Operation

         As of January 31, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. See Item 1. "Business - The First Financing Transaction." Further medium-term cash loans were also being sought from various financing sources. These funds are to finance ongoing operations and working capital while the Company is seeking to conduct a public offering of Common Stock of the Company ("I.P.O."). Pursuant to the Securities Act, the I.P.O. will be made only by means of a prospectus. The Company has plans to raise $5,000,000 as a private placement with the I.P.O. to be made later in 2000. On August 23, 1999, the Company raised $1,000,000 in a private placement. See Item 1. "Business - The Second Financing Transaction." The First Financing Transaction was repaid with the proceeds of the Second
Financing Transaction. The Company has retained an investment banker in the United Kingdom that has agreed to use its best efforts to raise the $5,000,000 in the private placement and to act as brokers and corporate advisors with respect to the I.P.O. Management estimates that the proceeds from such a private placement would fulfill the Company's capital requirements for a period of up to twenty-four (24) months. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note C of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

         An impact analysis has been completed that has identified no major risk of failure within the Company's in-house computer systems, which include the following:

                  --        The accounting and management information systems
                  --        The document management systems

         This risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has developed a policy to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The returns of information from third parties relating to Year 2000 compliance should be complete by Fall 1999. Also, there is a risk that existing and potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date change.

         Based on the information to date, the Company anticipates that it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. However, the issue is complex and no business can guarantee that there will be no Year 2000 problems. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues, with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offer by the Company.

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

                          ITEM 7. FINANCIAL STATEMENTS

         Filed herewith beginning on page F-1 are the following audited financial statements of the Company:

                                                                                                               Page
                                                                                                               ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................................................F-1

CONSOLIDATED BALANCE SHEETS.....................................................................................F-2

CONSOLIDATED STATEMENTS OF OPERATIONS...........................................................................F-3

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY......................................................F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS...........................................................................F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................................................F-6


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
INVU, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of INVU, Inc. (a development stage enterprise) and Subsidiaries as of January 31, 1999 and 1998 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the year ended January 31, 1999 and for the period February 18, 1997 (date of inception) to January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVU, Inc. and Subsidiaries as of January 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for the year ended January 31, 1999 and for the period February 18, 1997 (date of inception) to January 31, 1998 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company (a development stage enterprise) has experienced losses, is not generating cash from operations and has a deficit in stockholders' equity. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with respect to these matters, including plans to continue funding its development expenses, are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON
Northampton, England
June 18, 1999


                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)



                                            CONSOLIDATED BALANCE SHEETS


                                                                                       January 31,          January 31,
                                                                                              1999                 1998
                                                                                                 $                    $
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                        -               44,997
Accounts receivable:
         Trade, net                                                                            615                  307
         VAT recoverable and other                                                          11,331               30,653
Inventories                                                                                126,590                    -
Prepaid expenses                                                                            18,942               10,701
                                                                                ------------------      ---------------
TOTAL CURRENT ASSETS                                                                       157,478               86,658

EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                                          26,217               21,048
Vehicles                                                                                    65,046               34,706
Office furniture and fixtures                                                               29,938               29,213
                                                                                ------------------      ---------------
                                                                                           121,201               84,967
Less accumulated depreciation                                                               41,440               12,404
                                                                                ------------------      ---------------
                                                                                            79,761               72,563

                                                                                           237,239              159,221
                                                                                ==================      ===============
LIABILITIES

CURRENT LIABILITIES
Short-term credit facility                                                                  66,146                    -
Current maturities of long-term obligations                                                209,517               19,490
Accounts payable                                                                            74,773                9,615
Accrued liabilities                                                                         79,122               10,086
                                                                                ------------------      ---------------
TOTAL CURRENT LIABILITIES                                                                  429,558               39,191

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                             422,193               48,388

DEFICIT IN STOCKHOLDERS' EQUITY
Preferred Stock, no par value
Authorized - 20,000,000; no shares issued and outstanding
Common stock, no par value
Authorized - 100,000,000; issued and outstanding - 30,206,896 shares                       288,355              288,355
Accumulated other comprehensive income                                                       9,095                  440
Accumulated deficit during the development stage                                          (911,962)            (217,153)
                                                                                ------------------      ---------------
                                                                                          (614,512)              71,642

                                                                                           237,239              159,221
                                                                                ==================      ===============

The accompanying notes are an integral part of these statements.



                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            --------------------------------------------------------------
                                                                 Feb 18, 1997                                 Feb 18, 1997
                                                                     (date of           Feb 1, 1998               (date of
                                                                inception) to                    to          inception) to
                                                                 Jan 31, 1999          Jan 31, 1999           Jan 31, 1998
                                                                            $                     $                      $
Revenues                                                               10,239                 8,267                  1,972

Expenses:
Production cost                                                       108,179                65,188                 42,991
Distribution costs                                                    121,599                81,421                 40,178
Research and development costs                                        176,906               128,959                 47,947
Administrative costs                                                  507,353               422,581                 84,772
                                                            -----------------      ----------------       ----------------


Total operating expenses                                              914,037               698,149                215,888

Operating loss                                                       (903,798)             (689,882)              (213,916)

Other income (expense)
Interest, net                                                         (10,527)               (6,419)                (4,108)
Other                                                                   2,363                 1,492                    871
                                                            -----------------      ----------------       ----------------

Total other expense                                                    (8,164)               (4,927)                (3,237)
                                                            -----------------      ----------------       ----------------

Loss before income taxes                                             (911,962)             (694,809)              (217,153)
                                                            -----------------      ----------------       ----------------

Income taxes                                                                -                     -                      -
                                                            -----------------      ----------------       ----------------

NET LOSS                                                             (911,962)             (694,809)              (217,153)
                                                            =================      ================       ================
Weighted average shares outstanding:
Basic and Diluted                                                  30,206,896            30,206,896             30,206,896
                                                            =================      ================       ================
Net loss per common share:
Basic and Diluted                                                       (0.03)                (0.02)                 (0.01)
                                                            =================      ================       ================


The accompanying notes are an integral part of these statements.


                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                            CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY



                                                                                 For the periods ended
                                     -----------------------------------------------------------------------------------------------
                                         Common Stock            Preferred Stock                    Accumulated
                                                                                        Accum-         other                 Compre-
                                                                                        ulated       comprehen-              hensive
                                      Shares      Amount       Shares       Amount     deficit      sive income   Total      Income
                                                     $                         $          $               $         $           $
                                     -------      ------       ------       ------     -------      -----------   -----      -------
Shares issued:

February 1997, 176,000               176,000      288,640           -            -           -              -    288,640
shares in exchange for
$288,640

Reclassification of $1.64
common stock                        (176,000)    (288,640)          -            -           -              -   (288,640)

Issuance of no par common
stock in connection with
reverse acquisition               28,696,552      288,355           -            -           -              -    288,355

1,510,344 shares of common
stock issued at estimated
value                              1,510,344      750,000           -            -           -              -    750,000

Reverse acquisition
transaction costs                                (750,000)                                                      (750,000)

Comprehensive income:

   Foreign currency
   translation adjustment                  -            -           -            -           -            440        440        440

   Net loss during the period              -            -           -            -    (217,153)             -   (217,153)  (217,153)
                                                                                                                           ---------
Total comprehensive income                                                                                                 (216,713)
                                -------------------------                           -------------------------------------- =========

Balance at January 31, 1998       30,206,896      288,355                             (217,153)           440     71,642

Comprehensive income:
   Foreign currency
      translation adjustment               -            -           -            -           -          8,655      8,655      8,655
   Net loss during the year                -            -           -            -    (694,809)             -   (694,809)  (694,809)
                                                                                                                           ---------
Total comprehensive income                                                                                                 (686,154)
                                -------------------------                           -------------------------------------- =========

Balance at January 31, 1999       30,206,896      288,355                             (911,962)         9,095   (614,512)
                                =========================                           =====================================


The accompanying notes are an integral part of these statements.


                                            INVU, INC. AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE ENTERPRISE)


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                  For the periods ended
                                                                                                  ---------------------
                                                                           Feb 18, 1997                                 Feb 18, 1997
                                                                            (date of                                      (date of
                                                                          inception) to                                inception) to
                                                                          Jan 31, 1999            Jan 31, 1999         Jan 31, 1998
                                                                               $                        $                   $
                                                                          ----------------------------------------------------------
Net cash flows used in operating activities
  Net loss during the period                                                (911,962)               (694,809)            (217,153)
  Adjustments to reconcile net loss
  to net cash used in operating  activities:
    Depreciation                                                              41,819                  29,390               12,429
    Accounts receivable                                                      (11,776)                 19,247              (31,023)
    Inventories                                                             (128,134)               (128,134)                   -
    Prepaid expenses                                                         (19,065)                 (8,342)             (10,723)
    Accounts payable                                                          75,724                  65,953                9,771
    Accrued liabilities                                                       79,985                  69,878               10,107
                                                                         -------------------    -----------------      -------------
Net cash used in operating activities                                       (873,409)               (646,817)            (226,592)

Net cash flows used in investing activities -
 acquisitions of property and  equipment                                     (87,110)                (36,676)             (50,434)

Cash flows used in investing activities:
  Short-term credit facility                                                  66,953                  66,953                    -
  Borrowings on notes payable - net                                          621,257                 579,619               41,638
  Principal payments on capital lease                                        (17,377)                 (8,911)              (8,466)
  Proceeds from issuance of stock                                            288,640                       -              288,640
                                                                         -------------------    -----------------      -------------

Net cash provided by financing activities                                    959,473                 637,661              321,812

Effect of exchange rate changes on cash                                        1,046                     835                  211
                                                                         -------------------    -----------------      -------------

Net increase/(decrease) in cash                                                    -                 (44,997)              44,997

Cash at beginning of period                                                        -                  44,997                    -
                                                                         -------------------    -----------------      -------------

Cash at end of period                                                              -                       -               44,997
                                                                         ===================    =================      =============

Supplemental disclosure of cash
flow information:
Cash paid during the period for
  Interest                                                                    10,200                   6,100                4,100
  Income taxes                                                                     -                       -                    -


The accompanying notes are an integral part of these statements.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

NOTE A - COMPANY DESCRIPTION

INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company and Holdings holds the intellectual property rights to the INVU software.

On August 31, 1998, Sunburst Acquisitions I, Inc. (a public development stage enterprise) acquired all of the outstanding shares of INVU Plc in exchange for restricted shares of common stock of Sunburst Acquisitions I, Inc. (the Exchange) pursuant to a Share Exchange Agreement between Sunburst Acquisitions I, Inc. and the principal shareholder of INVU Plc. Sunburst Acquisitions I, Inc. exchanged 26,506,552 shares of common stock for all of INVU Plc's issued and outstanding shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc where INVU Plc is the accounting acquirer. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc. Proforma information is not presented as this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of the Company became the directors and officer of Sunburst Acquisitions I, Inc. Also, Sunburst Acquisitions I, Inc. changed its name to INVU, Inc. In connection with the Exchange, the Company issued 1,510,344 shares of Common Stock of the Company to a consultant pursuant to a consulting agreement for introducing INVU Plc and Sunburst Acquisitions I, Inc. The shares were estimated to have a value of $750,000 and have been treated as a transaction cost in connection with the Exchange. Immediately after the Exchange, INVU Plc's former shareholders owned approximately 88% of the outstanding common stock of Sunburst Acquisitions I, Inc. As of January 15, 1999 the Company's Board voted to change the Company's fiscal year end to January 31, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1    DEVELOPMENT STAGE COMPANY

     The  Company  is in the  development  stage  as  defined  by  Statement  of
     Financial   Accounting   Standard  No.  7,  "Accounting  and  Reporting  by
     Development Stage Enterprises" (SFAS No. 7).

2    PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries INVU Plc, Services and Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation.

3    REVENUE RECOGNITION

     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) issued by the American Institution of Certified Public Accountants ("ACIPA"). Fees for services and maintenance are generally charged to customers separately from the license of software. Revenues from license fees are recognized upon product shipment when fees are fixed, collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         For those licence agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts (including non refundable advance royalties), license revenues are recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

         Services revenue consists of training and consulting for which revenue is recognized when the services are performed. Maintenance revenue consists of ongoing support and maintenance and product updates for which revenue is deferred and recognized ratably over the term of the contract, normally twelve months.

         In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 to require recognition of revenue using the residual method for certain multiple-element arrangement transactions entered into in fiscal years beginning after March 15, 1999.

         The Company is currently assessing the effects of complying with SOP 98-9, and has not yet made a determination of the impact, if any, on its financial position or results of operations.

4        SOFTWARE DEVELOPMENT COSTS

         Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as establishment of a working model. The working model criteria is used because the Company's process of creating software (including enhancements) does not include a detailed program design. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

5        EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives. The straight line method of depreciation is followed for financial reporting purposes. The useful lives are as follows:

                                            YEARS
                                            -----
         Computer equipment                     4
         Vehicles                               4
         Office furniture and fixtures          4

         Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

6        CASH

         For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7        INVENTORIES

         Inventories consist of licensed goods and goods for resale and are stated at the lower of FIFO (first-in, first-out) cost or market.

8        ADVERTISING COSTS

         Advertising costs of $46,336, $63,429 and $17,093 for the year ended January 31, 1999 and for the periods February 18, 1997 (date of inception) to January 31, 1999 and 1998, respectively, have been charged to expense as incurred.

9        INCOME TAXES

         The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

10       USE OF ESTIMATES IN FINANCIAL STATEMENTS

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

11       NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).

         The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the year ended January 31, 1999 and for the period of February 18, 1997 (date of inception) to January 31, 1998 respectively, no common stock equivalents were included in the computation of diluted net earnings per share.

12       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, trade receivables, borrowings, trade payables and accrued liabilities. The carrying amount of these instruments approximate the fair values because of their short maturity. The fair value of non-current financial assets and liabilities are estimated to approximate carrying value based on considerations of risk, current interest rates and remaining maturities.

13       FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company and its Subsidiaries is the British pound sterling. The consolidated financial statements are presented in US dollars using the principles set out in Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" (SFAS No. 52). Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the accumulated other comprehensive income component of stockholders' equity.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14       NEW ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the effects of adopting SFAS No.133, and has not yet made a determination of the impact on its financial position or results of operations. SFAS No. 133 will be effective for the Company's first quarter of fiscal year 2001.

NOTE C - GOING CONCERN

The Company's liabilities exceed its assets, and the Company has incurred losses from operations primarily as a result of treating virtually all development expenses since inception as current operating expenses. The Company is not generating cash from operations. Operations to date have been funded principally by equity capital and borrowings. The Company plans to continue to fund its development expenses through additional capital raising activities, including one or more offerings of equity and/or debt through private placements and/or public offerings. The Company's ability to continue to develop its infrastructure depends on its ability to raise other additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

The Company is still building its operational infrastructure. Additional capital raised by the Company, if any, will be used for this purpose and to fund its planned launch of operations within the United Kingdom and the United States.

NOTE D - INVENTORIES

Inventories consist of the following:

                                    January 31, 1999            January 31, 1998
                                            $                           $

Licensed goods                           118,080                           -
Goods for resale                           8,510                           -
                                    ----------------           -----------------
                                         126,590                           -
                                    ================           =================

Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

NOTE E - SHORT-TERM CREDIT FACILITY

The Company has a (pound)40,000, 14.2% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $66,146 ((pound)40,000) at January 31, 1999. The amount drawn is payable on demand at the bank's discretion.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations at January 31, 1999 and January 31, 1998, consist of the following:

                                                                                  January 31,   January 31,
                                                                                   1999             1998
                                                                                     $               $

             Non-interest bearing, unsecured loan from an individual, no            391,140             --
             stated maturity date

             8% note payable to corporate investors and individuals,  payable in six monthly installments commencing August
             1999; installments determined by balance due at August 1999            190,325             --

             4% above Libor rate (Libor rate was 5.75% and 7.25% at
             January 31, 1999 and 1998, respectively) notes payable to an
             English bank, monthly payment aggregating to(pound)500,
             maturing in March 2002, collateralized by all assets of the
             Company and a limited personal guarantee by a director                  32,235        41,638

             Capital lease for a vehicle, bearing interest at 16.9%
             maturing in 2001                                                        18,010        26,240
                                                                                    -------        ------
                                                                                    631,710        67,878

             Less current maturities                                                209,517        19,490
                                                                                    -------        ------
                                                                                    422,193        48,388
                                                                                    =======        ======

 Scheduled maturities of long-term obligation are as follows:


 YEAR ENDING JANUARY 31,                                                   $

 2000                                                                    209,517
 2001                                                                     19,573
 2002                                                                      9,840
 2003                                                                      1,640
 2004                                                                          -
 Thereafter                                                              391,140
                                                                    ------------
                                                                         631,710
                                                                    ============

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 The Company leases a vehicle under a noncancellable capitalized lease.


                                        JANUARY 31, 1999        JANUARY 31, 1998
                                               $                       $
  Vehicle                                   34,706                  34,706
  Less accumulated depreciation              6,941                     361
                                         ---------             -----------
                                            27,765                  34,345
                                         =========             ===========

 The following is a schedule by years of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of January 31, 1999.


         YEAR ENDING JANUARY 31,                                      $

         2000                                                             10,304
         2001                                                             10,822
         Thereafter                                                            -
                                                                      ----------
         Total minimum lease payments                                     21,126
         Less amount representing interest                                 3,116
                                                                      ----------
         Present value of net minimum lease payments                      18,010
                                                                      ==========

 The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

 NOTE G - LEASE COMMITMENTS

 The Company leases office space which expires in 2002. Rent expense totalled approximately $17,200 and $13,000 at January 31, 1999 and for the period February 18, 1997 (date of inception) January 31, 1998, respectively.

 The future minimum rental commitments as of January 31, 1999 are as follows:


         YEAR ENDING JANUARY 31,                                      $
         2000                                                      28,185
         2001                                                      28,185
         2002                                                      28,185
         Thereafter                                                    --
                                                                   ------
                                                                   84,555
                                                                   ======

NOTE H - INCOME TAXES

The Company has adopted the provisions of Statement of Financial Accounting Standards No 109 "Accounting for Income Taxes." Accordingly, a deferred tax liability or deferred tax asset (benefit) is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between pre-tax financial and taxable income.

Deferred tax benefits are recorded only to the extent that the amount of net deductible temporary differences or carry forward attributes may be utilized against current period earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. Deferred tax liabilities are provided for on differences between amounts reported for financial and tax basis accounting.

At January 31, 1999, due to the Company's cumulative losses since inception, a loss carry forward of approximately $795,000, may be utilized in the future for an indefinite period.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net deferred tax assets resulting from the loss carry forward have been offset by a valuation allowance of equal amounts at January 31, 1999 and January 31, 1998 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were approximately $159,000 and $40,200 at January 31, 1999 and January 31, 1998 respectively. The valuation allowance increased approximately $118,000 and $40,200 at January 31, 1999 and 1998 respectively. The effective tax differs from the statutory rate as a result of the valuation allowance. Gross deferred tax liabilities were immaterial for all periods.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The Board of Directors currently consists of five (5) persons, David Morgan, Paul O'Sullivan, John Agostini, Daniel Goldman and Tom Maxfield. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:

                                                                                                         YEAR FIRST
                                                                                                           ELECTED
        NAME AND BUSINESS ADDRESS             AGE                        OFFICE                           DIRECTOR
        -------------------------             ---                        ------                           --------
 David Morgan                                 38        President, Chief Executive Officer, and             1998
 The Beren                                              Chairman of the Board of Directors
 Blisworth Hill Farm
 Stoke Road
 Blisworth Northamptonshire NN7
 3DB

 Paul O'Sullivan                              30        Director and                                        1998
 The Beren                                              Chief Technical Officer
 Blisworth Hill Farm
 Stoke Road
 Blisworth Northamptonshire NN7
 3DB

 John Agostini                                40        Director, Chief Finance Officer and                 1999
 The Beren                                              Secretary
 Blisworth Hill Farm
 Stoke Road
 Blisworth Northamptonshire NN7
 3DB

 Daniel Goldman                               29        Non-Executive Director                              1999
 13 Fernville Road
 Newcastle upon Tyne NE3 4HT

 Thomas Maxfield                              50        Non-Executive Director                              1999
 Marsden Hall
 Lizard Lane
 Marsden
 Tyne & Wear NE34 7AD

         David Morgan (Chief Executive Officer) - Mr. Morgan is 38 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK computer software reseller. From 1997 to the present, he has been a Director of and the Chief Executive Officer and of INVU Plc. Since the Share Exchange on August 31, 1998, he has been Chairman and Chief Executive Officer of the Company.

         Paul O'Sullivan (Chief Technical Officer) - Mr. O'Sullivan is 30 years old and graduated from the University of Birmingham with a Bsc (Honors) degree in Computer Sciences in 1992. From September 1992 to January 1994 he was a software engineer with British Telecom, and from January 1994 to October 1995 was a senior systems analyst with Abbey National plc, a financial institution. From October 1995 to May 1996 he was a senior system developer with Orchid Limited, a UK computer software reseller. Between May 1996 and November 1997 Mr. O'Sullivan was a consultant to British Telecom, Royal Bank of Scotland and Pearl Assurance before joining INVU Plc in June 1998. Since the Share Exchange on August 31, 1998, he has served as a Director and Chief Technical Officer for the Company.

         John Agostini (Chief Finance Officer) - Mr. Agostini is 40 years old, and qualified as a chartered accountant with Grant Thornton in 1984. Since 1986 he has worked for various companies within the printing, construction, and electronics industries, typically as a Finance / Commercial Director. From December 1993 to October 1996, he held the position of Director of Finance and Operations of Bizeq Limited, a security alarms distributor. From November 1996 to April 1997, Mr. Agostini served as European Financial Controller for Sunbeam Europe Limited, a domestic appliance distributor. From April 1997 to February 1999, he served as Finance and Operations Director of the performance textiles division of Porvair Plc. Mr. Agostini joined INVU in February 1999 as Chief Finance Officer, Commercial Director and Secretary.

         Daniel Goldman (Non Executive Director) - Mr. Goldman is 29 years old, and works with emerging technology companies raising private equity finance and also giving corporate finance advice. He has worked with a number of companies in the fields of software and the internet, smart card technology, medical devices and other areas of patented technology as a consultant. From January 1997 until June 1997, Mr. Goldman worked with Elderstreet Corporate Finance Ltd., a venture capital fund specializing in the high-tech sector. From July 1997 through April 1998, Mr. Goldman worked with Alberdale & Co., a venture capital fund specializing in the high-tech and healthcare sectors. From April 1998 until June 1999, he served as a Corporate Finance Executive with Shore Capital Group Plc, an investment bank specializing in corporate finance. Mr. Goldman is currently a non-executive director for a number of technology companies. These include Boomerang Software Inc., an internet software publishing company based in Boston. Mr. Goldman joined the Board of INVU Inc. on May 13, 1999.

         Tom Maxfield (Non Executive Director) - Mr. Maxfield is 50 years old. He has a B.A. honors degree in modern languages. Between 1984 and 1997 he was a main board director of The Sage Group plc, a supplier of PC accounting software. His responsibilities included the development of a national reseller network, creating and maintaining telesales and field sales operations, and the creation of the company's retail sales channel. From 1997 to the present, Mr. Maxfield has served as a director of Seaham Hall Limited, a property development company. Mr Maxfield joined the Board of INVU Inc. on May 13, 1999.

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

 COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed.

         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed: (i) Jay Lutsky, an officer, director and 10% stockholder of the Company prior to the Share Exchange, failed to file one Form 4 upon the conversion of shares of preferred stock of the Company to shares of the Common Stock, and (ii) Michael R. Quinn, an officer, director and 10% stockholder of the Company prior to the Share Exchange, failed to file one Form 4 upon the conversion of shares of preferred stock of the Company to shares of the Common Stock.

                         ITEM 10. EXECUTIVE COMPENSATION


         The following tables set forth the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended January 31, 1999. No other executive officer earned in excess of $100,000.


                                                        ANNUAL COMPENSATION


                                        YEAR                                                  STOCK
        NAME/PRINCIPAL                 ENDING                                                OPTIONS        OTHER ANNUAL
           POSITION                  JANUARY 31              SALARY             BONUS        GRANTED        COMPENSATION
           --------                  ----------              ------             -----        -------        ------------
 DAVID MORGAN/CEO                       1999                 $101,082            $ 0            0              $13,169


         No stock options were granted to any employee during the Company's last fiscal year.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the close of business on September 30, 1999, information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on September 30, 1999.



                                                           BENEFICIAL OWNERSHIP (1)
                                                   -----------------------------------------
                                                         NUMBER OF       PERCENTAGE (1)(2)
                                                         ---------       -------------------
             NAME OF BENEFICIAL OWNER                     SHARES
             ------------------------                     ------
 Montague Limited (3)(7)                               24,095,280              79.77%

 David Morgan (4)(5)                                        *                     *

 Martyn Doherty (4)                                         *                     *

 Paul O'Sullivan (6)                                        *                     *

 Peter Fraser (4)                                           *                     *

 John Agostini                                              0                      0%

 Daniel Goldman(7)                                        654,359               2.13%

 Thomas Maxfield(8)                                       659,359               2.14%

 Roy G. Williams (9)                                     1,725,920              5.7%

 Officers and Directors as a Group (7 persons)           1,313,718              4.19%

(1) Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power with in 60 days.

(2) Except as provided in footnote (1) above, based on 30,206,896 shares of Common Stock outstanding as of September 30, 1999.

(3) Montague Limited ("Montague") is a company organized under Isle of Man law with a business address of 34 Athol Street, Douglas, Isle of Man IM1 1RD United Kingdom. The directors of Montague are Eammon Harkin and Barry John Williams. The sole issued and outstanding share capital of Montague is owned of record by an Isle of Man corporation related to the corporate trustee of a discretionary trust (the "Trust"), the res of which includes beneficial ownership of the capital stock of Montague and, therefore, indirect beneficial ownership of 24,045,280 shares of Company Common Stock that are held of record by Montague. Includes 232,000 shares of Common Stock as to which Montague is the record owner, but Montague has agreed to transfer such shares to certain consultants to the Company and to certain directors of the Company for services rendered to the Company.

(4) Such person or persons are within a class of beneficiaries of the Trust, with the exceptions of John Agostini, Daniel Goldman and Tom Maxfield. The percentage of each such person's beneficial interest in the assets of the Trust has not been determined at this time.

(5) David Morgan is President and Chief Executive Officer of the Company and is a member of the Company's Board of Directors.

(6) Paul O'Sullivan is Vice President -- Chief Technical Officer of the Company and is a member of the Company's Board of Directors.

(7) Includes 5,000 shares of Common Stock that Montague has agreed to transfer to Mr. Goldman in connection with Mr. Goldman becoming a director of the Company. Also includes shares of Common Stock that Vertical, which is owned by Mr. Goldman, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction."






(8) Includes 10,000 shares of Common Stock that Montague has agreed to transfer to Mr. Maxfield in connection with Mr. Maxfield becoming a director of the Company. Also includes shares of Common Stock that Mr. Maxfield, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item
     1. Description of Business - The Second Financing Transaction."


(9) Pursuant to a Schedule 13G filed by Mr. Williams, Mr. Williams has the following beneficial ownership with respect to shares of Common Stock. Mr. Williams has sole voting and dispositive power over 659,780 shares of Common Stock including 261,875 shares of Common Stock owned by Mustardseed and has sole voting and power over such shares. Zalcany owns 1,066,140 shares of Common Stock. Zalcany is owned 50% by Mr. Williams and 50% by Richard Harris. Mr. Williams and Mr. Harris share voting and dispositive power with respect to such shares.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February 2, 1999, Zalcany, a company affiliated with Roy G. Williams, a principal stockholder of the Company, and other related parties made a loan to the Company to fund the Company's current operations. Such loan was made in the aggregate principal amount of approximately $656,000 and payment is due in six installments, with the final installment due on August 2, 2000. The loan had an annual interest rate of 8%. See "Item 1. Business - The First Financing Transaction." As of August 23, 1999, Daniel Goldman, a director of the Company and holder of all of the outstanding share capital of Vertical, Goldman, the father of Daniel Goldman, and Thomas Maxfield, a director of the Company, made a loan in the principal amount of $1,000,000 to the Company. See "Item 1. Business - The Second Financing Transaction. The First Financing Transaction was repaid with the proceeds of the Second Financing Transaction.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

 (a) Exhibits

 Exhibit
 Number                         Description of Exhibit
 -------                        ----------------------

 2.1 Share Exchange Agreement dated as of May 19, 1998 by and between the Company and Montague Limited, as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 1998 and the Company's Amendment to Current Report on Form 8-K/A dated July 23, 1998).

 3.1 Articles of Incorporation of the Company filed on February 25, 1997 with the Secretary of State of the State of Colorado (incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

 3.2* Amendment to the Articles of Incorporation of the Company filed on February 22, 1999, with the Secretary of State of the State of Colorado (Exhibit 3.2).

 3.3 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10- SB/A filed August 29, 1997).

 10.1 Agreement regarding Consulting Services dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from the Company's Current Report on Form 10-KSB for the fiscal year ended April 30, 1998).

 10.2* Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffcock (Exhibit 10.2).

 10.3* Limited Manufacturing Agreement, dated March 25, 1998, by and between INVU Services Limited and Centura Software Corporation (Exhibit 10.3).

 10.4*+ Reseller Agreement, dated March 26, 1998, by and between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (Exhibit 10.4).

 10.5* Electronic Software Distribution Agreement, dated as of November 11, 1998, by and between INVU Services Limited and Digital River, Inc. (Exhibit 10.5)

 10.6* Distribution Contract dated as of October 27, 1998, by and between INVU Services Limited and KOCH Media Limited (Exhibit 10.6)

 10.7* Gold Standard Reseller Agreement, dated as of March 18, 1999, by and between INVU Services Limited and Elcom Technical Services (Exhibit 10.7)

 10.8* Distributor Agreement, dated May 11, 1999, by and between INVU Services Limited and Millenium Three Solutions Ltd. (Exhibit 10.8).

 10.9*+ Gold Standard Reseller Agreement, dated June 16, 1999, by and between INVU Services Limited and Computer Associates International, Inc. (Exhibit 10.9).

 10.10* Distributor Agreement, dated July 1, 1999, by and between INVU Services Limited and CHS UK Holdings Limited Incorporated (Exhibit 10.10).

 10.11* Form of Warrant Agreement by and between the Company and Robert Jeffcock (Exhibit 10.11).

 10.12* Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (Exhibit 10.12).

 10.13* Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (Exhibit 10.13).

 10.14* Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (Exhibit 10.14).

 10.15* Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Thomas Maxfield (Exhibit 10.15).

 21*     Subsidiaries of the Company.

 27*     Financial Data Schedule.

 *Filed herewith
 +Confidential materials deleted and filed separately with the Securities and Exchange Commission.

 (b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K, dated May 19, 1998, on June 8, 1998 in connection with the execution of the Share Exchange Agreement and an Amendment to Current Report on Form 8-K/A, dated July 23, 1998, on August 6, 1998 in connection with the execution of an amendment to the Share Exchange Agreement. On September 15, 1998, the Company filed a Current Report on Form 8-K, dated August 31, 1998, in connection with the consummation of the Share Exchange.

     The Company filed Current Reports on Form 8-K, dated February 11, 1999, on February 18, 1999 and March 12, 1999, describing changes to the Company's certifying accountants and the resignation of the Company's certifying accountants.

     The Company filed a Current Report on Form 8-K, dated January 15, 1999, on September 16, 1999 in connection with a change in the Company's fiscal year end to January 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                INVU, Inc.
                                                (Registrant)



 Date: October 15, 1999                         By:  /s/ David Morgan
                                                     ---------------------------
                                                     David Morgan, President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                      SIGNATURE                                         OFFICE                           DATE
                      ---------                                         ------                           ----
/s/ David Morgan
---------------------------------------                 President, Chief Executive Officer       October 15, 1999
 David Morgan                                           and Chairman of the Board of
                                                        Directors (Principal Executive
                                                        Officer)

/s/ Paul O'Sullivan
---------------------------------------                 Director and Chief Technical             October 15, 1999
 Paul O'Sullivan                                        Officer


/s/ Daniel Goldman
---------------------------------------                 Director                                 October 15, 1999
 Daniel Goldman


/s/ John Agostini
---------------------------------------                 Director and Chief Finance Officer       October 15, 1999
 John Agostini                                          (Principal Financial Officer and
                                                        Chief Accounting Officer)

/s/ Tom Maxfield
---------------------------------------                 Director                                 October 15, 1999
 Tom Maxfield


                                INDEX TO EXHIBITS

(a) Exhibits

 Exhibit
 Number                               Description of Exhibit
--------                              ----------------------

 2.1 Share Exchange Agreement dated as of May 19, 1998 by and between the Company and Montague Limited, as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (incorporated by reference from the Company's Current Report on Form 8-K dated May 19, 1998 and the Company's Amendment to Current Report on Form 8-K/A dated July 23, 1998).

 3.1 Articles of Incorporation of the Company filed on February 25, 1997 with the Secretary of State of the State of Colorado (incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

 3.2* Amendment to the Articles of Incorporation of the Company filed on February 22, 1999, with the Secretary of State of the State of Colorado (Exhibit 3.2).

 3.3 Bylaws of the Company (incorporated by reference to the Company's Registration Statement on Form 10- SB/A filed August 29, 1997).

 10.1 Agreement regarding Consulting Services dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from the Company's Current Report on Form 10-KSB for the fiscal year ended April 30, 1998).

 10.2* Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffcock (Exhibit 10.2).

 10.3* Limited Manufacturing Agreement, dated March 25, 1998, by and between INVU Services Limited and Centura Software Corporation (Exhibit 10.3).

 10.4*+ Reseller Agreement, dated March 26, 1998, by and between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (Exhibit 10.4).

 10.5* Electronic Software Distribution Agreement, dated as of November 11, 1998, by and between INVU Services Limited and Digital River, Inc. (Exhibit 10.5)

 10.6* Distribution Contract dated as of October 27, 1998, by and between INVU Services Limited and KOCH Media Limited (Exhibit 10.6)

 10.7* Gold Standard Reseller Agreement, dated as of March 18, 1999, by and between INVU Services Limited and Elcom Technical Services (Exhibit 10.7)

 10.8* Distributor Agreement, dated May 11, 1999, by and between INVU Services Limited and Millenium Three Solutions Ltd. (Exhibit 10.8).

 10.9*+ Gold Standard Reseller Agreement, dated June 16, 1999, by and between INVU Services Limited and Computer Associates International, Inc. (Exhibit 10.9).

 10.10* Distributor Agreement, dated July 1, 1999, by and between INVU Services Limited and CHS UK Holdings Limited Incorporated (Exhibit 10.10).

 10.11* Form of Warrant Agreement dated by and between the Company and Robert Jeffcock (Exhibit 10.11).

 10.12* Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (Exhibit 10.12).

 10.13* Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (Exhibit 10.13).


                                    Index - 1

 10.14* Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (Exhibit 10.14).

 10.15* Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Thomas Maxfield (Exhibit 10.15).

 21*     Subsidiaries of the Company.

 27*     Financial Data Schedule.

 *Filed herewith
 +Confidential materials deleted and filed separately with the Securities and Exchange Commission.


                                    Index - 2