Form 10QSB
period 1999-04-30
INVU INC
filed 1999-10-25
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED APRIL 30, 1999                    COMMISSION FILE NO. 00-22661

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

                                                YES    X        NO
                                                     -----            -----
As of September 30, 1999, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
        -----            -----


                                   INVU, INC.

                                 April 30, 1999

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------

PART I.           FINANCIAL INFORMATION................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of April 30, 1999.....................................................F-1

                  Consolidated Statements of Operations................................................................F-2

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-3

                  Consolidated Statements of Cash Flows................................................................F-4

                  Notes to Financial Statements........................................................................F-5

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II.          OTHER INFORMATION......................................................................................4

         Item 1.  Legal Proceedings......................................................................................4
         Item 2.  Changes in Securities..................................................................................4
         Item 3.  Default Upon Senior Securities.........................................................................4
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................4
         Item 5.  Other Information......................................................................................4
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................4

SIGNATURES


                                                INVU, INC AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                               CONSOLIDATED BALANCE SHEETS


                                                                            APRIL 30,          JANUARY 31,
                                                                              1999                1999
                                                                           (UNAUDITED)          (AUDITED)
                                                                                $                   $
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       95,297                   -
Accounts receivable:
   Trade, net                                                                   19,455                 615
   VAT recoverable and other                                                    19,608              11,331
Inventories                                                                    126,163             126,590
Prepaid expenses                                                                16,379              18,942
                                                                      ----------------    ----------------
TOTAL CURRENT ASSETS                                                           276,902             157,478

EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                              33,111              26,217
Vehicles                                                                        63,859              65,046
Office furniture and fixtures                                                   30,575              29,938
                                                                      ----------------    ----------------
                                                                               127,545             121,201
Less accumulated depreciation                                                   48,510              41,440
                                                                      ----------------    ----------------
                                                                                79,035              79,761

                                                                               355,937             237,239
                                                                      ================    ================

LIABILITIES

CURRENT LIABILITIES
Short-term credit facility                                                           -              66,146
Current maturities of long-term obligations                                    660,083             209,517
Accounts payable                                                               137,996              74,773
Accrued liabilities                                                             38,620              79,122
                                                                      ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                      836,699             429,558

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                 406,176             422,193

DEFICIT IN STOCKHOLDERS' EQUITY
Preferred stock, no par value
Authorised - 20,000,000, nil shares issued and outstanding                           -                   -
Common stock, no par value
Authorised - 100,000,000, issued - 30,206,896 shares                           288,355             288,355
Accumulated other comprehensive income                                          20,056               9,095
Accumulated deficit during the development stage                           (1,195,349)           (911,962)
                                                                      ----------------    ----------------
                                                                             (886,938)           (614,512)

                                                                               355,937             237,239
                                                                      ================    ================


        The accompanying notes are an integral part of these statements.

                                                INVU, INC AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended


                                                   FOR THE THREE MONTHS ENDED
                                                                                                     FEB 18, 1997
                                                                                                 (DATE OF INCEPTION)
                                                    APR 30, 1999          APR 30, 1998             TO APR 30, 1999
                                                    (UNAUDITED)            (UNAUDITED)               (UNAUDITED)
                                                    $                      $                         $

Revenues                                                18,916                     -                        29,155

Expenses:
Production costs                                         6,734                 9,656                       114,913
Distribution costs                                      72,756                14,592                       194,355
Research and development costs                          46,125                31,560                       223,031
Administrative costs                                   163,071                71,709                       670,424
                                            ------------------     -----------------      ------------------------

Total operating expenses                               288,686               127,517                     1,202,723

Operating loss                                        (269,770)             (127,517)                   (1,173,568)

Other income (expense)
Interest, net                                          (13,617)                 (855)                      (24,144)
Other                                                        -                   348                         2,363
                                            ------------------     -----------------      ------------------------

Total other income (expense)                           (13,617)                 (507)                      (21,781)
                                            ------------------     -----------------      ------------------------

Loss before income taxes                              (283,387)             (128,024)                   (1,195,349)
                                            ------------------     -----------------      ------------------------

Income taxes                                                 -                     -                             -
                                            ------------------     -----------------      ------------------------

NET LOSS                                              (283,387)             (128,024)                   (1,195,349)
                                            ==================     =================      ========================

WEIGHTED AVERAGE SHARES
OUTSTANDING

         Basic and diluted                          30,206,896            30,206,896                    30,206,896
                                            ==================     =================      ========================

NET LOSS PER COMMON SHARE:

         Basic and diluted                               (0.01)                (0.00)                        (0.04)
                                            ==================     =================      ========================


        The accompanying notes are an integral part of these statements.

                                                INVU, INC AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
For the period ended

                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                     PREFERRED STOCK             COMMON STOCK       ACCUMULATED  COMPREHENSIVE         COMPREHENSIVE
                                SHARES            AMOUNT    SHARES          AMOUNT    DEFICIT       INCOME     TOTAL       INCOME
                                                     $                         $         $             $         $            $
Balance at January 31, 1998         -                -    30,206,896       288,355   (217,153)         440     71,642

Comprehensive income:
   Foreign currency translation                                    -             -          -        8,655      8,655         8,655
   adjustment
   Net loss during the year                                        -             -   (694,809)           -   (694,809)     (694,809)
                                                                                                                          ---------
Total comprehensive income                                                                                                 (686,154)
                               ------           ------    ----------       ------- ----------       ------   --------     =========

Balance at January 31, 1999         -                -    30,206,896       288,355   (911,962)       9,095   (614,512)

Comprehensive income:
   Foreign currency translation                                    -             -          -       10,961     10,961        10,961
   adjustment (unaudited)
   Net loss during the period                                      -             -   (288,387)           -   (283,387)     (283,387)
   (unaudited)                                                                                                            ---------

Total comprehensive income                                                                                                 (272,426)
                               ------           ------    ----------       ------- ----------       ------   --------     =========

Balance at April 30, 1999           -                -    30,206,896       288,355 (1,195,349)      20,056   (886,938)
(unaudited)
                               ======           ======    ==========       ======= ==========       ======   ========


        The accompanying notes are an integral part of these statements.

                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended


                                                                                    FOR THE
                                                                               THREE MONTHS ENDED

                                                                      APRIL 30, 1999        APRIL 30, 1998          FEB 18, 1997
                                                                       (UNAUDITED)            (UNAUDITED)        (DATE OF INCEPTION)
                                                                                                                         TO
                                                                                                                   APRIL 30, 1999
                                                                                                                     (UNAUDITED)
                                                                            $                       $                      $
Net cash flows used in operating activities
   Net loss during the period                                           (283,387)               (128,024)             (1,195,349)
   Adjustments to reconcile net loss to net cash used in
   operating  activities:
   Depreciation                                                            7,822                   6,125                  49,641
   Accounts receivable                                                   (27,313)                 (2,025)                (39,089)
   Inventories                                                            (1,895)               (124,770)               (130,029)
   Prepaid expenses                                                        2,215                 (12,846)                (16,850)
   Accounts payable                                                       63,971                  (8,406)                139,695
   Accrued liabilities                                                   (39,026)                  7,280                  40,959
                                                             --------------------   ---------------------   ---------------------
Net cash used in operating activities                                   (277,613)               (262,666)             (1,151,022)

Net cash flows used in investing activities-                              (8,549)                (32,304)                (95,659)
acquisitions of property and equipment

Cash flows used in investing activities:
   Short-term credit facility                                            (64,888)                 29,098                       -
   Borrowings received from notes payable                                458,506                 249,540               1,564,584
   Repayment of borrowings                                               (10,103)                 (8,622)               (494,924)
   Principal payments on capital lease                                    (2,133)                 (2,460)                (19,510)
   Proceeds from issuance of stock                                             -                       -                 288,640
                                                             --------------------   ---------------------   ---------------------

Net cash provided by financing activities                                381,382                 267,555               1,338,790

Effect of exchange rate changes on cash                                       77                     667                   3,188
                                                             --------------------   ---------------------   ---------------------

Net increase/(decrease) in cash                                           95,297                (26,747)                  95,297

Cash at beginning of period                                                    -                 44,997                        -
                                                             --------------------   ---------------------   ---------------------

Cash at end of period                                                     95,297                 18,250                   95,297
                                                             ====================   =====================   =====================

Supplemental  disclosure of cash
flow  information:
  Cash paid during the period for:
   Interest                                                               13,617                    855                   23,817
   Income taxes                                                                -                      -                        -



                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on 10-KSB for the year ended January 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of April 30, 1999 and the results of operations for the period of February 18, 1997 (date of inception) to April 30, 1999 and for the three months ended April 30, 1999 and April 30, 1998, and cash flows for the three months ended April 30, 1999 and April 30, 1998 and the period of February 18, 1997 (date of inception) to April 30, 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three month period ended April 30, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 31, 2000.

NOTE A -  COMPANY DESCRIPTION

INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company develops and sells software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company and Holdings holds the intellectual property rights to the INVU software.

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

For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc where INVU Plc is the accounting acquirer. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc. Proforma information is not presented as this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of INVU Plc became the directors and officers of Sunburst Acquisitions I, Inc. Also, Sunburst Acquisitions I, Inc. changed its name to INVU, Inc. In connection with the Exchange the Company issued 1,510,344 shares of Common Stock of the Company to a consultant pursuant to a consulting agreement for introducing INVU Plc and Sunburst Acquisitions I, Inc. The shares were estimated to have a value of $750,000 and have been treated as a transaction cost in connection with the Exchange. After the Exchange, INVU Plc's former shareholders owned approximately 88% of the outstanding common stock of Sunburst Acquisitions I, Inc. In January 1999, the Company's Board voted to change the Company's fiscal year end to January 31.

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

NOTE C - INVENTORIES

Inventories consist of the following:


                                                    APRIL 30,         JANUARY 31
                                                      1999               1999
                                                   (UNAUDITED)        (AUDITED)
                                                       $                  $

Licensed goods                                       107,876           118,080
Goods for resale                                      18,287             8,510
                                              -----------------    -------------
                                                     126,163           126,590
                                              =================    =============


Licensed goods represent software licences purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

NOTE D - SHORT-TERM CREDIT FACILITY

The Company has a (pound)40,000, 4% over Libor rate short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $Nil ((pound)Nil) at April 30, 1999 ($66,146 ((pound)40,000) at January 31, 1999). The amount drawn is payable on demand at the bank's discretion.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE E - LONG -TERM OBLIGATIONS

Long-term obligations at April 30, 1999 and January 31, 1999, consisting of the following:


                                                               APRIL 30,       JANUARY 31,
                                                                 1999             1999
                                                              (UNAUDITED)       (AUDITED)
                                                                   $                $
Non-interest bearing, unsecured loan from an
individual, no stated maturity date                              378,252          391,140

8% note payable to corporate investors and individuals,
six monthly installments commencing August 1999,
installments determined by balance due at August 1999            644,040          190,325

4% above Libor rate (Libor rate was 5.25% and 5.75% at
April 30, 1999 and January 31, 1999, respectively) notes
payable to an English bank, monthly payment aggregating
to (pound)500, maturing in March 2002, collateralized by
all assets of the Company and a limited personal
guarantee by a director                                           28,983           32,235

Capital lease for a vehicle, bearing interest at 16.9%
maturing in 2001                                                  14,984           18,010
                                                          --------------    -------------
                                                               1,066,259          631,710

Less current maturities                                          660,083          209,517
                                                          --------------    -------------
                                                                 406,176          422,193
                                                          ==============    =============


Scheduled maturities of long term obligations are as follows:


PERIOD ENDING APRIL 30,                                                $

2000                                                                660,083
2001                                                                 18,333
2002                                                                  9,591
2003                                                                      -
2004                                                                      -
Thereafter                                                          378,252
                                                           ----------------
                                                                  1,066,259
                                                           ================

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company leases a vehicle under a noncancellable capitalised lease.


                                                  APRIL 30,          JANUARY 31,
                                                    1999                 1999
                                                 (UNAUDITED)          (AUDITED)
                                                      $                   $

Motor vehicle                                      34,706               34,706
Less accumulated depreciation                       9,071                6,941
                                            ---------------    -----------------
                                                   25,635               27,765
                                            ===============    =================


The following is a schedule by periods of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of April 30, 1999.


PERIOD ENDING APRIL 30,                                                     $

2000                                                                      10,116
2001                                                                       7,519
2002                                                                           -
Thereafter                                                                     -
Total minimum lease payments                                              17,635
                                                                  --------------
Less amount representing interest                                          2,651
                                                                  --------------
Present value of net minimum lease payments                               14,984
                                                                  ==============

         The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"),and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. In order to achieve this, the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations and distributors and resellers for INVU PRO and retailers for INVU SOLO.

         Throughout the quarter ended April 30, 1999, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO (small office/home office) market in January 1999. All other INVU products were released to distributors in September 1999 and sales to end users are anticipated in October 1999, except INVU WEBFAST, which management estimates will be released in early 2000.

         RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the period ended April 30, 1999, compared with the period ended April 30, 1998, and changes in financial condition during the period ended April, 1999.

         The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no sig-nificant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the three month period ended April 30, 1999 were $18,916, which compares to $0 sales for the period ended April 30, 1998. The low amount of sales reflects the development stage of the business and relates to sales of hardware and initial sales of INVU SOLO to distributors. The net loss for the period ended April 30, 1999 was $283,387 which exceeds the net loss for the corresponding period in 1998 of $128,024 due to increased production, distribution, development and administrative costs of $288,686, which reflected the Company's continued investment in product development and administrative infrastructure, together with the launch costs of the INVU SOLO product.

         In the three month period ended April 30, 1999 the Company incurred net interest expense of $13,617 compared with net interest expense of $855 for the period ended April 30, 1998. During both these periods bank borrowings remained relatively static, while a loan facility in the principal amount of $656,000 was made available to the company on February 2, 1999, at an interest rate of 8% per annum (the "First Financing Transaction").

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $276,902 at April 30, 1999, an increase of $119,424 compared to $157,478 at January 31, 1999. Working capital was negative $559,797 as of April 30, 1999, compared with negative $272,080 as of January 31, 1999. These changes are due to the addition of loan finance shown as current maturities of long-term obligations, following the procurement of $656,000 in loan funding.

         Total assets of the Company were $355,937 at April 30, 1999, an increase of $118,698 compared to $237,239 at January 31, 1999. The increase is mainly attributable to the cash injection of loan finance.

         The total current liabilities of the Company increased by $407,141 from $429,558 at January 31, 1999 to $836,699 at April 30, 1999. Long term liabilities were $406,176 at April 30, 1999 compared to $422,193 at January 31, 1999. The changes in current and long term liabilities are primarily attributable to additional loan financing, the repayment of short-term credit facilities and an increase in trade payables.

         Total stockholders' equity decreased by $272,426 during the three month period ended April 30, 1999 from $614,512 at January 31, 1999 to a deficit of $886,938 at April 30, 1999. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

         FINANCING MANAGEMENT'S PLAN OF OPERATION

         At April 30, 1999, management was considering further funding opportunities for the business to finance ongoing operations and working capital. The Company is seeking to conduct a public offering of Common Stock of the Company ("I.P.O.") during 2000. Pursuant to the Securities Act, the I.P.O. will be made only by means of a prospectus. The Company has plans to raise $5,000,000 in a private placement in 1999 with the I.P.O. to be made later in 2000. The Company is consulting with an investment banker in the United Kingdom with respect to such private placement and the I.P.O. Management estimates that the proceeds from such a private placement would fulfill the Company's capital requirements for a period of up to twenty-four (24) months.

          On February 2, 1999, the Company borrowed $656,000 in the First Financing Transaction. On August 23, 1999, the Company raised $1,000,000 in a private place- ment, certain of the proceeds of which were used to repay all amounts outstanding under the First Financing Transaction. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999 under "Item 1. Description of Business -- The Second Financing Transaction." There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations, and financial condition. Please refer to note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

         An impact analysis has been completed, that has identified no major risk of failure within the Company's in-house computer systems, which include the following:

                  -        The accounting and management information systems
                  -        The document management systems

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

         Based on the information to date, the Company anticipates that it will be able to complete its Year 2000 compliance review and make necessary modifications prior to the end of 1999. However, the issue is complex, and no business can guarantee that there will be no Year 2000 problems. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offered by the Company.

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

         (c)      None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On February 22, 1999, at a special meeting of the Company's share-holders, the Company's shareholders approved an amendment to the Company's
Articles of Incorporation changing the name of the Company from "Sunburst Acquisitions I, Inc." to "INVU, Inc." The results of the shareholder voting were as follows: 27,299,710 shares were voted in favor of the proposal; 200 shares were voted against the proposal; 600 votes abstained.

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

3.1 Amendment to the Articles of Incorporation of the Company filed on February 22, 1999, with the Secretary of State of Colorado (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated February 11, 1999 and filed on March 12, 1999).

10.1 Gold Standard Reseller Agreement, dated as of March 18, 1999, by and between INVU Services Limited and Elcom Technical Services (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

27*  Financial Data Schedule (Exhibit 27).

*Filed herewith


Forms 8-K:  A Current  Report on Form 8-K dated  February  11, 1999 was filed on
            February 18, 1999 by the Company regarding the dismissal of the Company's certifying accountant.

            A Current Report on Form 8-K dated February 11, 1999 was filed on March 12, 1999 by the Company regarding the engagement of a new certifying accountant and the resignation of the Company's principal accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INVU, INC.
                         (Registrant)



Date: October 20, 1999  By:  /s/ David Morgan
                             ---------------------------------------------------
                             David Morgan, President and Chief Executive
                             Officer (Principal Executive Officer)


Date: October 20, 1999  By:  /s/ John Agostini
                             ---------------------------------------------------
                             John Agostini, Vice President-Chief Financial Officer and Secretary (Principal Financial Officer)