Form 10QSB
period 1999-07-31
INVU INC
filed 1999-10-25
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED JULY 31, 1999                     COMMISSION FILE NO. 00-22661

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

                                  July 31, 1999

                                      INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I.           FINANCIAL INFORMATION................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of July 31, 1999......................................................F-1

                  Consolidated Statements of Operations................................................................F-2

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

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

SIGNATURES



                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)



PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                CONSOLIDATED BALANCE SHEETS


                                                                               JULY 31,          JANUARY 31,
                                                                                 1999                1999
                                                                             (UNAUDITED)          (AUDITED)
                                                                                  $                   $
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            -                   -
Accounts receivable:
   Trade, net                                                                   10,444                 615
   VAT recoverable and other                                                    19,026              11,331
Inventories                                                                    123,533             126,590
Prepaid expenses                                                                16,134              18,942
                                                                      ----------------    ----------------
TOTAL CURRENT ASSETS                                                           169,137             157,478

EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                              37,100              26,217
Vehicles                                                                        64,252              65,046
Office furniture and fixtures                                                   30,763              29,938
                                                                      ----------------    ----------------
                                                                               132,115             121,201
Less accumulated depreciation                                                   56,684              41,440
                                                                      ----------------    ----------------
                                                                                75,431              79,761

                                                                               244,568             237,239
                                                                      ================    ================

LIABILITIES

CURRENT LIABILITIES
Short-term credit facility                                                       7,377              66,146
Current maturities of long-term obligations                                    692,231             209,517
Accounts payable                                                               138,848              74,773
Accrued liabilities                                                             75,981              79,122
                                                                      ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                      914,437             429,558

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                 503,219             422,193

DEFICIT IN STOCKHOLDERS' EQUITY
Preferred stock, no par value
Authorised - 20,000,000, nil shares issued and outstanding                           -                   -
Common stock, no par value
Authorised - 100,000,000, issued - 30,206,896 shares                           288,355             288,355
Accumulated other comprehensive income                                          20,824               9,095
Accumulated deficit during the development stage                            (1,482,267)           (911,962)
                                                                      ----------------    ----------------
                                                                            (1,173,088)           (614,512)

                                                                               244,568             237,239
                                                                      ================    ================


        The accompanying notes are an integral part of these statements.


                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended



                                                                                FOR THE SIX                    FEB. 18, 1997
                                   FOR THE THREE MONTHS ENDED                   MONTHS ENDED                     (DATE OF
                                                                                                                INCEPTION)
                                  JUL 31, 1999    JUL 31, 1998        JULY 31, 1999       JULY 31, 1998       TO JUL 31, 1999
                                  (UNAUDITED)     (UNAUDITED)         (UNAUDITED)         (UNAUDITED            (UNAUDITED)
                                     $                 $                   $                   $                   $
Revenues                              897                 -              19,813                 -                30,052

Expenses:
Production costs                    1,676            33,587               8,410            43,243               116,589
Distribution costs                 32,437            12,656             105,193            27,248               226,792
Research and development costs     94,033            31,459             140,158            63,019               317,064
Administrative costs              145,969            83,856             309,040           155,565               816,393
                                ---------          --------            --------          --------            ----------

Total operating expenses          274,115           161,558             562,801           289,075             1,476,838

Operating loss                   (273,218)         (161,558)           (542,988)         (289,075)           (1,446,786)

Other income (expense)
Interest, net                     (13,700)           (1,823)            (27,317)           (2,678)              (37,844)
Other                                   -               332                   -               680                 2,363
                                ---------          --------            --------          --------            ----------

Total other income (expense)      (13,700)           (1,491)            (27,317)           (1,998)              (35,481)
                                ---------          --------            --------          --------            ----------

Loss before income taxes         (286,918)         (163,049)           (570,305)         (291,073)           (1,482,267)
                                ---------          --------            --------          --------            ----------

Income taxes                            -                 -                   -                 -                     -
                                ---------          --------            --------          --------            ----------

NET LOSS                         (286,918)         (163,049)           (570,305)         (291,073)           (1,482,267)
                                =========          ========            ========          ========            ==========




        The accompanying notes are an integral part of these statements.

                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)


                                          CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended



                                                                                FOR THE SIX                    FEB. 18, 1997
                                   FOR THE THREE MONTHS ENDED                   MONTHS ENDED                     (DATE OF
                                                                                                                INCEPTION)
                                  JUL 31, 1999    JUL 31, 1998        JULY 31, 1999       JULY 31, 1998       TO JUL 31, 1999
                                  (UNAUDITED)     (UNAUDITED)         (UNAUDITED)         (UNAUDITED            (UNAUDITED)
                                     $                 $                   $                   $                   $
Weighted average shares
 outstanding:

Basic and Diluted                 30,206,896       30,206,896          30,203,896          30,206,896           30,206,896
                                 ===========      ===========          ==========          ==========           ==========

Net loss per common share:

Basic and Diluted                      (0.01)           (0.01)              (0.02)              (0.01)               (0.05)
                                 ===========      ===========          ==========          ==========           ==========



        The accompanying notes are an integral part of these statements.

                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)


                                CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

For the periods ended


                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                     PREFERRED STOCK             COMMON STOCK       ACCUMULATED  COMPREHENSIVE         COMPREHENSIVE
                                SHARES            AMOUNT    SHARES          AMOUNT    DEFICIT       INCOME     TOTAL       INCOME
                                                     $                         $         $             $         $            $
Balance at January 31, 1998         -                -    30,206,896       288,355   (217,153)         440     71,642

Comprehensive income:
   Foreign currency translation                                    -             -          -        8,655      8,655         8,655
   adjustment
   Net loss during the year                                        -             -   (694,809)           -   (694,809)     (694,809)
                                                                                                                          ---------
Total comprehensive income                                                                                                 (686,154)
                               ------           ------    ----------       ------- ----------       ------ ----------     =========

Balance at January 31, 1999         -                -    30,206,896       288,355   (911,962)       9,095   (614,512)

Comprehensive income:
   Foreign currency translation                                    -             -          -       11,729     11,729        11,729
   adjustment (unaudited)
   Net loss during the period                                      -             -   (570,305)           -   (570,305)     (570,305)
   (unaudited)                                                                                                            ---------

Total comprehensive income                                                                                                 (558,576)
                               ------           ------    ----------       ------- ----------       ------ ----------     =========

Balance at July 31, 1999            -                -    30,206,896       288,355 (1,482,267)      20,824 (1,173,088)
(unaudited)
                               ======           ======    ==========       ======= ==========       ====== ==========


        The accompanying notes are an integral part of these statements.

                                               INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended


                                                                            FOR THE SIX MONTHS ENDED
                                                                                                                    FEB 18, 1997
                                                                                                                 (DATE OF INCEPTION)
                                                                                                                          TO
                                                                       JUL 31, 1999           JUL 31, 1998          JUL 31, 1999
                                                                        (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
                                                                             $                      $                     $

Net cash flows used in operating activities
   Net loss during the period                                           (570,305)               (291,073)             (1,482,267)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation                                                           15,866                  11,134                  57,685
   Accounts receivable                                                   (17,800)                 31,077                 (29,576)
   Inventories                                                             1,635                (127,435)               (126,499)
   Prepaid expenses                                                        2,596                   1,060                 (16,469)
   Accounts payable                                                       65,461                  (9,369)                141,185
   Accrued liabilities                                                    (2,192)                 34,890                  77,793
                                                             --------------------   ---------------------   ---------------------
Net cash used in operating activities                                   (504,739)               (349,716)             (1,378,148)


Net cash flows used in investing activities-                             (12,484)                 (1,518)                (99,594)
acquisitions of property and equipment

Cash flows used in investing activities:
   Short-term credit facility                                            (58,384)                      -                  (8,569)
   Borrowings received from notes payable                                591,300                 361,875               1,694,184
   Repayment of borrowings                                               (10,794)                (17,244)               (492,421)
   Principal payments on capital lease                                    (4,899)                 (5,228)                (22,276)
   Proceeds from issuance of stock                                             -                       -                 288,640
                                                             --------------------   ---------------------   ---------------------

Net cash provided by financing activities                                517,223                 339,403               1,476,696

Effect of exchange rate changes on cash                                        -                      59                   1,046
                                                             --------------------   ---------------------   ---------------------

Net decrease in cash                                                           -                 (11,772)                      -

Cash at beginning of period                                                    -                  44,997                       -
                                                             --------------------   ---------------------   ---------------------

Cash at end of period                                                          -                  33,225                       -
                                                             ====================   =====================   =====================

Supplemental disclosure of cash
 flow information:
Cash paid during the period for:
   Interest                                                               26,783                   2,600                  36,983
   Income taxes                                                                -                       -                       -

        The accompanying notes are an integral part of these statements.

                          INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10- QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on 10-KSB for the year ended January 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of July 31, 1999 and the results of operations for the period of February 18, 1997 (date of inception) to July 31, 1999 and for the three and six month periods ended July 31, 1999 and 1998, and cash flows for the six month periods ended July 31, 1999 and 1998 and the period of February 18, 1997 (date of inception) to July 31, 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three and six month periods ended July 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

NOTE C - INVENTORIES

Inventories consist of the following:


                                                       JULY 31,       JANUARY 31
                                                         1999            1999
                                                     (UNAUDITED)       (AUDITED)
                                                          $                $

Licensed goods                                         108,297          118,080
Goods for resale                                        15,236            8,510
                                                   -----------        ---------
                                                       123,533          126,590
                                                   ===========        =========

Licensed goods represent software licences purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

NOTE D - SHORT-TERM CREDIT FACILITY

The Company has a (pound)40,000, 4% over Libor short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $7,377 ((pound)4,554) at July 31, 1999 ($66,146 ((pound)40,000) at January 31, 1999). The amount drawn is payable on demand at the bank's discretion.

                                               INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

                                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - LONG -TERM OBLIGATIONS

         Long-term obligations at July 31, 1999 and January 31, 1999, consist of the following:


                                                             JULY 31,        JANUARY 31
                                                               1999             1999
                                                           (UNAUDITED)        (AUDITED)
                                                                $                 $
Non-interest bearing, unsecured loan from an
individual, no stated maturity date                           380,579          391,140

8% note payable to corporate investors and
individuals, six monthly installments
commencing August 1999, installments
determined by balance due at August 1999                      648,000          190,325


4% above Libor rate (Libor rate was 5.25%
and 5.75% at July 31, 1999 and January 31,
1999, respectively) notes payable to an
English bank, monthly payment aggregating
to (pound)500, maturing in March 2002,
collateralized by all assets of the Company
and a limited personal guarantee by a director                 26,503           32,235

4% above Libor rate (Libor rate was 5.25% and
5.75% at July 31, 1999 and January 31, 1999,
respectively) notes payable to an English bank,
monthly payment aggregating to (pound)1,333,
maturing in June 2004, collaterized by all assets
of the Company and unlimited multilateral guarantees
between subsidiary undertakings; a quarterly loan
guarantee premium of 1 1/2% per annum is payable on
85% of the outstanding balance                                127,440                -

Capital lease for a vehicle, bearing interest at 16.9%
maturing in 2001                                               12,928           18,010
                                                          --------------    -------------
                                                            1,195,450          631,710

Less current maturities                                       692,231          209,517
                                                          --------------    -------------
                                                              503,219          422,193
                                                          ==============    =============


                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Scheduled maturities of long term obligations are as follows:


PERIOD ENDING JULY 31,                                                     $

2000                                                                    692,231
2001                                                                     39,750
2002                                                                     33,254
2003                                                                     25,875
2004                                                                     23,761
Thereafter                                                              380,579
                                                                ----------------
                                                                      1,195,450
                                                                ================

The Company leases a vehicle under a noncancellable capitalised lease.


                                                  JULY 31,           JANUARY 31,
                                                    1999                1999
                                                (UNAUDITED)           (AUDITED)
                                                     $                    $

Motor vehicle                                      34,706              34,706
Less accumulated depreciation                      11,201               6,941
                                                ---------------    -------------
                                                   23,505              27,765
                                                ===============    =============

The following is a schedule by periods of future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of July 31, 1999.


PERIOD ENDING JULY 31,
                                                                    $

2000                                                              10,178
2001                                                               5,118
2002                                                                   -
Thereafter                                                             -
                                                          --------------
Total minimum lease payment                                       15,296
Less amount representing interest                                  2,368
                                                          --------------
Present value of net minimum lease payments                       12,928
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

         Throughout the quarter ended July 31, 1999, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO (small office/home office) market commenced in January 1999. All other INVU products were released to distributors in September 1999 and sales to end users are anticipated in October 1999, except INVU WEBFAST, which management estimates will be released in early 2000.

         RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the six months ended July 31, 1999, compared with the six months ended July 31, 1998, and changes in financial condition during the six month period ended July 31, 1999.

         The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no sig-nificant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the six months ended July 31, 1999 were $19,813, which compares to $0 sales for the six months ended July 31, 1998. The future funding of the business remains a crucial issue, and management recognized that to generate demand pull for its retail product, INVU SOLO, would require substantial marketing funds. The low amount of sales reflects the continued emphasis on development of the Small/Medium Enterprise
(SME) market products, rather than investment in marketing the retail product. The net loss for the six months ended July 31, 1999 was $570,305 which exceeds the net loss for the corresponding period in 1998 of $291,073 due to increased distribution, development and administrative costs of $562,801. This reflected the Company's continued investment in product development and administrative infrastructure. Manpower and cash resources have also been diverted to the development of a new product, INVU VIEWSAFE, which combines all the features of INVU PRO with an encrypted relational database produced by Centura Software. This will provide the Company with a PC based document management solution including a fully embedded encrypted database.

         In the six month period ended July 31, 1999 the Company incurred net interest expense of $27,317 compared with net interest expense of $2,678 for the period ended July 31, 1998. During both these periods bank borrowings remained relatively static, while a loan facility in the principal amount of $656,000 was made available to the Company on February 2, 1999, at an interest rate of 8% per annum (the "First Financing Transaction").

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $169,137 at July 31, 1999, an increase of $11,659 compared to $157,478 at January 31, 1999. Working capital was negative $745,300 as of July 31, 1999, compared with negative $272,080 as of January 31, 1999. These changes are due to the addition of loan finance shown as current maturities of long-term obligations, following the procurement of $656,000 in loan funding and diminishing cash resources prior to the next injection of development funding.

         Total assets of the Company were $244,568 at July 31, 1999, an increase of $7,329 compared to $237,239 at January 31, 1999. The increase is mainly attributable to an increase in accounts receivables.

         The total current liabilities of the Company increased by $484,879 from $429,558 at January 31, 1999 to $914,437 at July 31, 1999. Long term liabilities were $503,219 at July 31, 1999 compared to $422,193 at January 31, 1999. The changes in current and long term liabilities are primarily attributable to additional loan financing, the repayment of short-term credit facilities and an increase in accounts payables.

         Total stockholders' equity decreased by $558,576 during the six month period ended July 31, 1999 from a deficit $614,512 at January 31, 1999 to a deficit of $1,173,088 at July 31, 1999. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

         FINANCING MANAGEMENT'S PLAN OF OPERATION

         As at July 31, 1999, management was considering further funding opportunities for the business to finance ongoing operations and working capital. The Company is seeking to conduct a public offering of Common Stock of the Company ("I.P.O.") during 2000. Pursuant to the Securities Act, the I.P.O. will be made only by means of a prospectus. The Company has plans to raise $5,000,000 in a private placement in 1999 with the I.P.O. to be made later in 2000. The Company is consulting with an investment banker in the United Kingdom with respect to such private placement and the I.P.O. Management estimates that the proceeds from such a private placement would fulfill the Company's capital requirements for a period of up to twenty-four (24) months.


         On February 2, 1999, the Company borrowed $656,000 in the First Financing Transaction. On August 23, 1999, the Company raised $1,000,000 in a private placement, certain of the proceeds of which were used to repay all amounts outstanding under the First Financing Transaction. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999 under "Item 1. Description of Business -- The Second Financing Transaction." There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations, and financial condition. Please refer to note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

10.1 Distributor Agreement, dated May 11, 1999, by and between INVU Services Limited and Millenium Three Solutions Ltd. (incorporated by reference to
     Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

10.2+Gold Standard Reseller Agreement,  dated June 16, 1999, by and between INVU
     Services Limited and Computer Associates International, Inc. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

10.3 Distributor Agreement, dated July 1, 1999, by and between INVU Services Limited and CHS UK Holdings Limited Incorporated (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

27*  Financial Data Schedule (Exhibit 27).

*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission

Form 8-K:         None

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