Form 10QSB
period 1999-10-31
INVU INC
filed 1999-12-15
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED OCTOBER 31, 1999                  COMMISSION FILE NO. 00-22661

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

As of October 31, 1999, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     -----               -----



                                                        INVU, INC.

                                                     October 31, 1999

                                                           INDEX

                                                                                                                  PAGE NO.
                                                                                                                  --------
PART I.           FINANCIAL INFORMATION................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of October 31, 1999...................................................F-1

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II.          OTHER INFORMATION......................................................................................5

         Item 1.  Legal Proceedings......................................................................................5
         Item 2.  Changes in Securities..................................................................................5
         Item 3.  Default Upon Senior Securities.........................................................................5
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................5
         Item 5.  Other Information......................................................................................5
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................5

SIGNATURES


PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED BALANCE SHEETS

                                                                                     OCTOBER 31,                     JANUARY 31,
                                                                                        1999                            1999
                                                                                     (UNAUDITED)                      (AUDITED)
                                                                                          $                               $
ASSETS

CURRENT ASSETS
Accounts receivable:
   Trade, net                                                                             9,724                            615
   VAT recoverable and other                                                             19,343                         11,331
Inventories                                                                             124,759                        126,590
Prepaid expenses                                                                         12,217                         18,942
                                                                                     -----------------------------------------
TOTAL CURRENT ASSETS                                                                    166,043                        157,478

EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                                       38,488                         26,217
Vehicles                                                                                183,999                         65,046
Office furniture and fixtures                                                            31,497                         29,938
                                                                                     -----------------------------------------
                                                                                        253,984                        121,201
Less accumulated depreciation                                                            58,182                         41,440
                                                                                     -----------------------------------------
                                                                                        195,802                         79,761

                                                                                        361,845                        237,239
                                                                                     =========================================

LIABILITIES

CURRENT LIABILITIES
Short-term credit facility                                                               32,732                         66,146
Current maturities of long-term obligations                                              67,401                        209,517
Accounts payable                                                                        197,974                         74,773
Accrued liabilities                                                                     102,387                         79,122
                                                                                     -----------------------------------------
TOTAL CURRENT LIABILITIES                                                               400,494                        429,558

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                        1,519,895                        422,193

DEFICIT IN STOCKHOLDERS' EQUITY
Preferred stock, no par value
Authorised - 20,000,000, nil shares issued and outstanding                                    -                              -
Common stock, no par value
Authorised - 100,000,000, issued - 30,206,896 shares                                    288,355                        288,355
Accumulated other comprehensive income                                                   13,559                          9,095
Accumulated deficit during the development stage                                     (1,860,458)                      (911,962)
                                                                                     -----------------------------------------
                                                                                     (1,558,544)                      (614,512)

                                                                                        361,845                        237,239
                                                                                     =========================================

        The accompanying notes are an integral part of these statements.


                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the periods ended



                                                                            FOR THE NINE        FOR THE NINE       FEB 18, 1997
                                           FOR THE THREE MONTHS ENDED       MONTHS ENDED        MONTHS ENDED    (DATE OF INCEPTION)
                                           OCT 31, 1999  OCT 31, 1998    OCTOBER 31, 1999    OCTOBER 31, 1998    TO OCT 31, 1999
                                           (UNAUDITED)    (UNAUDITED)       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)
                                               $               $                 $                   $                  $
Revenues                                         1,794              -             21,607                   -                31,846

Expenses:
Production costs                                 1,142         10,973              9,552              54,216               117,731
Distribution costs                              58,026         19,357            163,219              46,605               284,818
Research and development costs                  20,310         32,729            160,468              95,748               337,374
Administrative costs                           277,287         60,448            586,327             216,013             1,093,680
                                           ---------------------------------------------------------------------------------------

Total operating expenses                       356,765        123,507            919,566             412,582             1,833,603

Operating loss                                (354,971)      (123,507)          (897,959)           (412,582)           (1,801,757)
Other income (expense)
Interest, net                                  (23,220)        (1,236)           (50,537)             (3,914)              (61,064)
Other                                                -            420                  -               1,100                 2,363
                                           ---------------------------------------------------------------------------------------

Total other income (expense)                   (23,220)          (816)           (50,537)             (2,814)              (58,701)
                                           ---------------------------------------------------------------------------------------

Loss before income taxes                      (378,191)      (124,323)          (948,496)           (415,396)           (1,860,458)
                                           ---------------------------------------------------------------------------------------

Income taxes                                         -              -                  -                   -                     -

NET LOSS                                      (378,191)      (124,323)          (948,496)           (415,396)           (1,860,458)
                                           =======================================================================================

         The accompanying notes are an integral part of the statements.


                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                            FOR THE NINE        FOR THE NINE       FEB 18, 1997
                                           FOR THE THREE MONTHS ENDED       MONTHS ENDED        MONTHS ENDED    (DATE OF INCEPTION)
                                           OCT 31, 1999  OCT 31, 1998    OCTOBER 31, 1999    OCTOBER 31, 1998    TO OCT 31, 1999
                                           (UNAUDITED)    (UNAUDITED)       (UNAUDITED)         (UNAUDITED)        (UNAUDITED)


Basic and Diluted                           30,206,896     30,206,896      30,206,896             30,206,896          30,206,896
                                           -------------------------------------------------------------------------------------

Net loss per common share:

Basic and Diluted                          $     (0.01)   $     (0.00)    $     (0.03)           $     (0.01)        $     (0.06)


                                           -------------------------------------------------------------------------------------



        The accompanying notes are an integral part of these statements.


                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

         For the periods ended



                                                                                                  ACCUMULATED
                                                                                                    OTHER
                                                                                     ACCUM-        COMPRE-                   COMPRE-
                                     PREFERRED STOCK          COMMON STOCK           ULATED        HENSIVE                   HENSIVE
                                   SHARES       AMOUNT        SHARES   AMOUNT       DEFICIT        INCOME         TOTAL      INCOME
                                                   $                      $            $              $             $           $

Balance at January 31, 1998             -            -     30,206,896  288,355      (217,153)         440         71,642

Comprehensive income:
   Foreign currency translation
   adjustment                                                       -        -             -        8,655          8,655      8,655
   Net loss during the year                                         -        -      (694,809)           -       (694,809)  (694,809)
                                                                                                                           --------
Total comprehensive income                                                                                                 (686,154)
                                  -------------------------------------------------------------------------------------------------
                                        -            -     30,206,896  288,355      (911,962)       9,095       (614,512)
Balance at January 31, 1999

Comprehensive income:
   Foreign currency translation
   adjustment (unaudited)                                           -        -             -        4,464          4,464      4,464
   Net loss during the period
   (unaudited)                                                      -        -      (948,496)           -       (948,496)  (948,496)
                                                                                                                           --------
Total comprehensive income                                                                                                 (944,032)
                                  -------------------------------------------------------------------------------------------------
Balance at October 31, 1999
(unaudited)                             -            -     30,206,896  288,355    (1,860,458)      13,559     (1,558,544)
                                  ======================================================================================




                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the periods ended

                                                                           FOR THE NINE          FOR THE NINE         FEB 18, 1997
                                                                               MONTHS               MONTHS              (DATE OF
                                                                               ENDED                ENDED            INCEPTION) TO
                                                                           OCT 31, 1999          OCT 31, 1998         OCT 31, 1999
                                                                            (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                                                                 $                     $                    $
Net cash flows used in operating activities
   Net loss during the period                                                  (948,496)            (415,396)          (1,860,458)
   Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation                                                               27,012               16,753               68,831
      Accounts receivable                                                       (19,274)              27,205              (31,050)
      Inventories                                                                 1,617             (116,431)            (126,517)
      Prepaid expenses                                                            9,069               (1,718)              (9,996)
      Accounts payable                                                          121,090               (2,486)             196,814
      Accrued liabilities                                                        22,275               37,544              102,260
                                                                              ---------------------------------------------------
Net cash used in operating activities                                          (786,707)            (454,529)          (1,660,116)

Cash flows used in investing activities
   Acquisitions of property and equipment                                             -               (3,180)             (87,110)
   Disposals of property and equipment                                           20,347                    -               20,347
                                                                              ---------------------------------------------------
Net cash provided/(used) by investment activities                                20,347               (3,180)             (66,763)

Cash flows used in investing activities:
   Short-term credit facility                                                   (42,606)              73,152               24,347
   Borrowings received from notes payable                                     1,662,884              345,916            2,765,768
   Repayment of borrowings                                                     (811,795)                   -           (1,293,422)
   Principal payments on capital lease                                          (42,123)              (6,723)             (59,500)
   Proceeds from issuance of stock                                                    -                    -              288,640
                                                                              ---------------------------------------------------
Net cash provided by financing activities                                       766,360              412,345            1,725,833

Effect of exchange rate changes on cash                                               -                  367                1,046
                                                                              ---------------------------------------------------
Net decrease in cash                                                                  -              (44,997)                   -

Cash at beginning of period                                                           -               44,997                    -
                                                                              ---------------------------------------------------
Cash at end of period                                                                 -                    -                    -

Supplemental  disclosure of cash
flow  information:
Cash paid during the period for:
   Interest                                                                      50,537                3,900               60,737
   Income taxes                                                                       -                    -                    -

        The accompanying notes are an integral part of these statements.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on 10-KSB for the year ended January 31, 1999. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of October 31, 1999 and the results of operations for the period of February 18, 1997 (date of inception) to October 31, 1999 and for the three and nine month periods ended October 31, 1999 and 1998, and cash flows for the nine month period ended October 31, 1999 and 1998 and the period of February 18, 1997 (date of inception) to October 31, 1999. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the three and nine month periods ended October 31, 1999 may not be indicative of the results that may be expected for the fiscal year ending January 31, 2000.

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

         For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc. In connection with the Exchange, the directors and officers of INVU Plc became the directors and officer of Sunburst Acquisitions I, Inc. Also, Sunburst Acquisitions I, Inc. changed its name to INVU, Inc. In connection with the Exchange the Company issued 1,510,344 shares of Common Stock of the Company to a consultant pursuant to a consulting agreement for introducing INVU Plc and Sunburst Acquisitions I, Inc. The shares were estimated to have a value of $750,000 and have been treated as a transaction cost in connection with the Exchange. After the Exchange, INVU Plc's former shareholders owned approximately 88% of the outstanding common stock of Sunburst Acquisitions I, Inc. In January 1999, the Company's Board voted to change the Company's fiscal year end to January 31.

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STATE ENTERPRISE)

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

         NOTE C - INVENTORIES

         Inventories consist of the following:

                                              OCTOBER 31,        JANUARY 31,
                                                 1999               1999
                                              (UNAUDITED)         (AUDITED)
                                                   $                 $
         Licensed goods                         109,694            118,080
         Goods for resale                        15,065              8,510
                                                --------------------------
                                                124,759            126,590
                                                --------------------------


         Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

         NOTE D - SHORT-TERM CREDIT FACILITY

         The Company has a (pound) 40,000, 4% over Libor short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $32,732 ((pound) 19,947) at October 31, 1999 ($66,146 ((pound) 40,000)
         at January 31, 1999). The amount drawn is payable on demand at the bank's discretion.


                                                INVU, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE ENTERPRISE)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE E - LONG-TERM OBLIGATIONS

         Long-term obligations at October 31, 1999 and January 31, 1999,


                                                                                             OCTOBER 31,           JANUARY 31,
                                                                                                1999                  1999
                                                                                             (UNAUDITED)            (AUDITED)
                                                                                                 $                      $
Non-interest bearing, unsecured loan from an individual, no stated maturity
date                                                                                            301,854               391,140

8% note payable to corporate investors and individuals, six monthly installments  commencing August 1999,  installments determined by balance due at
August 1999; paid in full during the Company's third quarter 1999
                                                                                                      -               190,325
4% above  Libor rate  (Libor  rate was 5.25% and 5.75% at October  31,  1999 and
January  31,  1999,  respectively)  notes  payable to an English  bank,  monthly payment  aggregating to (pound) 500,  maturing in March 2002,  collateralized by
all assets of the Company and a limited personal guarantee by a director                         25,713                32,235

4% above  Libor rate  (Libor  rate was 5.25% and 5.75% at October  31,  1999 and
January  31,  1999,  respectively)  notes  payable to an English  bank,  monthly payment aggregating to (pound) 1,333,  maturing in June 2004,  collateralized by all  assets  of  the  Company  and  unlimited  multilateral  guarantees  between subsidiary undertakings;  a quarterly loan guarantee premium of 1 1/2% per annum
is payable on 85% of the outstanding balance                                                    120,962                     -

Convertible A Note 1999-2002, with interest at 6%, interest due in arrears semi-
annually on January 1st and July 1st                                                            600,000                     -

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months,  9% per annum for the next six months and 10% per annum  thereafter, interest due in arrears semi-annually on January 1st and July 1st
                                                                                                400,000                     -
Capital leases for vehicles; interest ranging from 10.2% - 16.9% with
maturities through 2003                                                                         138,767                18,010
                                                                                  ---------------------  --------------------
                                                                                              1,587,296               631,710
Less current maturities                                                                         (67,401)             (209,517)
                                                                                  ---------------------  --------------------
                                                                                              1,519,895               422,193
                                                                                  =====================  ====================


                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         CONVERTIBLE DEBENTURES

         The A and B Convertible Notes 1999-2002 are convertible into shares of common stock at the rate of one common share (i) for every US$0.65 of outstanding principal of the A Note converted and (ii) for every US$0.50 of outstanding principal of the B Note converted. Conversion will take place automatically for the A Note:

          i. in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange; or

          ii. upon the raising of new equity capital resulting in proceeds to the Company of at least $4,000,000.

         Conversion will take place automatically for the B Note in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange. If the B Note is not so converted, it can be redeemed at any time for a period of 12 months from August 23, 1999 at the election of the Company. If neither of the Notes has been converted, they may be redeemed together with accrued interest upon 30 days notice by the Company or the Investors on or after August 2002.

         In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited, the principal shareholder of the Company, to transfer and register in the name of the Investors, 225,000 shares of Common Stock of no par value. As a result of the Company achieving this financing, certain lenders in a previous loan facility in the principal amount of $656,000 transferred to Montague 425,000 shares of Common Stock in exchange for the use of the proceeds from the Convertible Note transaction to repay all indebtedness under this previous loan facility.

         Scheduled maturities of long term obligations are as follows:

         PERIOD ENDING OCTOBER 31,                                         $

                  2000                                                    67,401
                  2001                                                    67,287
                  2002                                                 1,115,403
                  2003                                                    13,940
                  2004                                                    21,411
                  Thereafter                                             301,854
                                                                      ----------
                                                                       1,587,296
                                                                      ----------

      The Company leases vehicles under non-cancellable capitalized leases.



                                                  OCTOBER 31,        JANUARY 31,
                                                     1999               1999
                                                  (UNAUDITED)         (AUDITED)
                                                       $                  $
      Motor vehicles                                183,999             34,706
      Less accumulated depreciation                  19,848              6,941
                                                  ----------------------------
                                                    164,151             27,765
                                                  ----------------------------

                           INVU, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule by periods of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of October 31, 1999.

         PERIOD ENDING OCTOBER 31,                                      $

                  2000                                                   43,280
                  2001                                                   35,864
                  2002                                                   52,919
                  2003                                                   45,305
                  Thereafter                                                  -
                                                                        -------
                  Total minimum lease payments                          177,368
                  Less amount representing interest                     (38,601)
                                                                        -------
                  Present value of net minimum lease payments           138,767
                                                                        -------


         The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops and sells software (under the brand name INVU) for the electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Management believes that the INVU software is simple, intuitive to use, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software to the world. For its professional range of products, INVU Series 100, Series 200 (formerly INVU PRO), ViewSafe 100 and ViewSafe 200, the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. For its personal user (SOHO - small office / home office) market the Company envisages its marketing will mainly target software retailers for INVU SOLO.

         Throughout the quarter ended October 31, 1999, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO market commenced in January 1999. Management was satisfied with the initial response to this product, but in view of comments and advice received from retailers they have decided to re-launch more suitably packaged and targeted products for the retail market. Two product releases are planned. The first enables web users to quickly and easily build a personal library from the internet with what management believes is a competitive price of less than $50. This product's key features are the simple downloading, storing and organization of web pages, thus enabling on or off line browsing. The second product is a re-launch of the original INVU SOLO product with additional features included. Due to the Christmas stock cycle period, the release date to retailers is planned for February 2000.

         The first production release of INVU Series 100, Series 200 (formerly INVU PRO), ViewSafe 100 and ViewSafe 200 (collectively known as "the professional range of products") was made on October 5, 1999 to an exclusive distributor in the

United  Kingdom,  and sales to end  users  were  anticipated  in  October  1999.
However,   the  exclusive   distributor,   CHS  UK  Holdings  Limited,   entered
administrative receivership on Monday, October 25, 1999 before any product orders had been fulfilled. Although no significant financial loss has accrued to the Company, the closure of this distribution outlet has meant a change in sales and marketing policy in the United Kingdom. Management has decided on a strategy to directly recruit resellers while also pursuing non-exclusive distributors for the products. The number of early resellers' sign-ups has been encouraging.

         As a consequence of initial marketing activities associated with the launch of the Company's professional range of products, many end-user inquiries have been received. These are now being pursued by our expanding team of sales personnel. Although the loss of the Company's U.K. distributor has caused a delay in sales revenues, management believes that its direct sales team and newly recruited resellers will provide positive results within the next few months.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed and management still estimates that this product will be released in early 2000.

                  RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the nine months ended October 31, 1999, compared with the nine months ended October 31, 1998, and changes in financial condition during the nine month period ended October 31, 1999.

         The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no sig-nificant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the nine months ended October 31, 1999 were $21,607, which compares to $0 sales for the nine months ended October 31, 1998. Sales to end-users have been delayed due to problems with the Company's UK distributor, CHS UK Holdings Limited. The Company's strategy to sell via VARs (value added resellers) will require time to sign up the requisite number of dealers. In order to do this, the Company has recruited a number of sales personnel whose employment will commence during December 1999 and January 2000. However, the Company has already registered a number of accredited resellers throughout the UK and Ireland, and a large number of sales leads have been generated from a variety of companies. Management is also encouraged by the interest shown in the product by large multi-national companies with specific requirements for a functionally rich product at a very competitive price. The decision to re-launch and expand the retail product range in February 2000 will allow management to concentrate its sales activity on the corporate market during the three months to January 31, 2000. The net loss for the nine months ended October 31, 1999 was $948,496 which exceeds the net loss for the corresponding period in 1998 of $415,396 due to increased production, distribution, development and administrative costs of $919,566. This reflected the Company's continued investment in product development and administrative infrastructure. Additional manpower and cash resources have been employed in the development of new products, such as INVU ViewSafe, the two new personal user products, and further enhancements to INVU Series 200 and ViewSafe 200. In particular, the ViewSafe products provide the Company with what management believes is the world's first PC based document management solution to include a fully embedded encrypted database.

         In the nine month period ended October 31, 1999, the Company incurred net interest expense of $50,537 compared with net interest expense of $3,914 for the nine month period ended October 31, 1998. A loan facility from corporate investors and individuals in the principal amount of $656,000 was made available to the Company on February 2, 1999, at an interest rate of 8% per annum (the First Financing Transaction). On August 23, 1999, the Company raised $1,000,000 in a private placement of Convertible Notes that bear interest at rates between 6% and 10% (the Second Financing Transaction), certain of the proceeds of which were used to repay all amounts outstanding under the First Financing Transaction (see further discussion in Financing Management's Plan of Operation). These loans and notes together with increased bank facilities and loans have therefore resulted in greater interest payments.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $166,043 at October 31, 1999, an increase of $8,565 compared to $157,478 at January 31, 1999. Working capital was negative $234,451 as of October 31, 1999, compared with negative $272,080 as of January 31, 1999. These changes are due to the replacement of short-term loans with long-term funding.

         Total assets of the Company were $361,845 at October 31, 1999, an increase of $124,606 compared to $237,239 at January 31, 1999. The increase is mainly attributable to investment in fixed assets.

         The total current liabilities of the Company decreased by $29,064 from $429,558 at January 31, 1999 to $400,494 at October 31, 1999. The change in current liabilities is due to an increase in accounts payable and accrued liabilities of $146,466 and a fall in short-term credit facilities and current maturities of long-term obligations of $175,530. This, together with the increase in long-term obligations less current maturities, reflects the replacement of short-term facilities with long term funding. Long term obligations less current maturities were $1,519,895 at October 31, 1999 compared to $422,193 at January 31, 1999 due to the redemption of the First Financing Transaction and investment via the Second Financing Transaction.

         Total stockholders' equity decreased by $944,032 during the nine month period ended October 31, 1999 from a deficit of $614,512 at January 31, 1999 to a deficit of $1,558,544 at October 31, 1999. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

                  FINANCING MANAGEMENT'S PLAN OF OPERATION

         On February 2, 1999, the Company borrowed $656,000 in the First Financing Transaction. On August 23, 1999, the Company raised $1,000,000 in a private placement. Certain of the proceeds from the private placement were used to repay all amounts outstanding under the First Financing Transaction. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999 under "Item 1. Description of Business - The Second Financing Transaction".

         As at October 31, 1999, management was considering further funding opportunities for the business to finance ongoing operations and working capital. The Company has plans to raise further finance as a private placement prior to an initial public offering (I.P.O.) and is currently at an advanced stage of negotiations with certain financial institutions regarding a potential phased investment of $5,000,000 between December 1999 and March 2000. Management estimates that the proceeds from such a private placement would fulfill the Company's capital requirements for a period of up to twenty-four (24) months. The Company is seeking to conduct a public offering of Common Stock of the Company during 2000. Pursuant to the Securities Act, the I.P.O. will be made only by means of a prospectus.

         Management is also in the process of increasing the Company's bank overdraft facility from $65,600 to $492,000 and believes this will be completed by December 31, 1999. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations, and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

         An impact analysis has been completed, that has identified no major risk of failure within the Company's in-house computer systems, which include the following:

                  -   The accounting and management information systems
                  -   The document management systems

     This risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has developed a policy designed to ensure that all key customers, suppliers and strategic partners operate and provide Year 2000 compliant systems and software. The returns of information from third parties relating to Year 2000 compliance have now been received and collated. Also, there is a risk that existing or potential customers may not purchase the Company's products in the future if the computer systems of such existing or potential customers are adversely impacted by the Year 2000 date change.

     Based on the information to date, the Company believes that it has completed its Year 2000 compliance review and that no further actions are required prior to the end of 1999. However, the issue is complex, and no business can guarantee that there will be no Year 2000 problems. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain to what extent the Company may be affected by it. In addition, management believes that future purchasing patterns of customers and potential customers have been affected by Year 2000 issues with many companies expending significant resources to correct their software systems for Year 2000 compliance. These expenditures have reduced funds available to purchase software products such as those offered by the Company.

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

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None

ITEM 2.  CHANGES IN SECURITIES.

     (a) None

     (b) None

     (c) On August 23, 1999, the Company issued two Convertible Notes titled Loan Stock Instruments pursuant to Section 4(2) of the Securities Act. The transaction was governed by that certain Investment Agreement (the "Initial Investment Agreement"), among the Company, David Morgan, John Agostini, and Paul O'Sullivan, on the one hand, and Alan David Goldman ("Goldman") and Vertical Investments Limited ("Vertical"), a company registered in Jersey and beneficially owned by Daniel Goldman, on the other hand, as supplemented by that certain Supplemental Agreement (the "Supplemental Agreement" and, together with the Initial Investment Agreement, the "Final Investment Agreement"), dated as of August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan and INVU Services, on the one hand, and Goldman, Vertical, and Tom Maxfield ("Maxfield", together with Goldman and Vertical, collectively, the "Investors") on the other hand. Pursuant to the terms of the Final Investment Agreement, the Investors agreed to advance certain funds to the Company in the aggregate principal amount of $1,000,000 in shares of $333,334, $333,333 and approximately $333,333 among Goldman, Vertical and Maxfield, respectively, and the Company agreed to (1) pay in full any and all amounts then outstanding pursuant to the First Financing Transaction, as defined in the Management's Discussion and Analysis or Plan of Operation section of this filing, and to terminate such Agreement, (2) cause the Lenders to transfer to Montague 425,000 shares of the Common Stock then held by the lenders in the First Financing Transaction pursuant to the terms of the First Financing Transaction (the "Transferred Shares"), and (3) cause Montague to transfer 225,000 of such Transferred Shares to the Investors in equal shares of 75,000 to each Investor.

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

     Any amounts outstanding under Loan Stock Instrument A shall bear interest at a rate of 6% per annum, payable in semi-annual installments in arrears on January 1 and July 1 of each year accruing from day to day and calculated monthly. In addition, Loan Stock Instrument A will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange or if the Company raises additional capital resulting in proceeds to the Company of at least $4,000,000. Any amounts outstanding under Loan Stock Instrument B shall bear interest at a rate of 8% per annum for the first six months following the date thereof, 9% per annum for the following six month period, and 10% per annum thereafter. All accrued but unpaid interest on the Loan Stock shall be payable in semi-annual installments in arrears on January 1 and July 1 of each year. Loan Stock Instrument B will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange. If Loan Stock Instrument B is not so converted, it can be redeemed at any time for a period of 12 months from August 23, 1999 at the election of the Company. If the Loan Stock Instruments are not so converted, they may be redeemed upon 30 days notice by the Company or the Investors on or after August 2002.

     (d) None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and
         Vertical  Investments  Limited  (incorporated  by  reference to Exhibit
         10.12 the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

10.2 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference to Exhibit 10.13 the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

10.3 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference to Exhibit 10.14 the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

10.4 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference to Exhibit 10.15 the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1999).

27*      Financial Data Schedule (Exhibit 27).

*Filed herewith



Form 8-K:         A  Current  Report  on  Form  8-K  dated  January 15, 1999 was filed by the Company on September 16, 1999 reporting a change in the Company's fiscal year end from April 30 to January 31.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INVU, INC.
                                            (Registrant)



Date:    December  14, 1999                 By:  /s/ David Morgan
                                                 -------------------------------
                                                 David Morgan, President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:    December  14, 1999                 By:   /s/ John Agostini
                                                  ------------------------------
                                                  John Agostini, Vice President-
                                                  Chief Financial Officer and
                                                  Secretary (Principal Financial
                                                  Officer)