Form 10KSB
period 1999-01-31
INVU INC
filed 2000-05-16
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X]         Annual report under Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the fiscal year ended January 31, 1999

[ ]         Transition report under Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number     000-22661
                         -------------


                                   INVU, INC.
                 (Name of Small Business Issuer in Its Charter)

           Colorado                                             84-1135638
           --------                                             ----------
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

                               011 44 1604 859 893
                               -------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

            Title of Each Class                         Name of Each Exchange
            -------------------                          on Which Registered
                    NONE                                ---------------------
                                                                N/A

Securities  registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of class)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes          x              No
          -------                  -------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $8,267

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of May 10, 2000 was approximately $19,049,617.50. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of May 10, 2000, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes             No         x
                                                   -----                -----


                                   INVU, Inc.

                                                                                                              Page
                                                                                                              ----
PART I   ...............................................................................................         1
         Item 1.  Description of Business ..............................................................         1
         Item 2.  Description of Properties ............................................................         8
         Item 3.  Legal Proceedings ....................................................................         8
         Item 4.  Submission of Matters to a Vote of Security Holders ..................................         8

PART II  ...............................................................................................         9
         Item 5.  Market for Common Equity and Related Stockholder Matters .............................         9
         Item 6.  Management's Discussion and Analysis or Plan of Operations ...........................        10
         Item 7.  Financial Statements .................................................................        13

PART III ...............................................................................................        13
         Item 9.  Directors, Executive Officers, Promoters and Control Persons .........................        13
         Item 10. Executive Compensation ...............................................................        15
         Item 11. Security Ownership of Certain Beneficial Owners and Management .......................        15
         Item 12. Certain Relationships and Related Transations ........................................        17
         Item 13. Exhibits and Reports on Form 8-K .....................................................        18

FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants ............................................        F-3
         Consolidated Balance Sheets as of January 31, 2000 and 1999 ...................................        F-4
         Consolidated Statements of Operations for the year ended January 31, 2000 and January 31, 1999,
          and the period from February 18, 1997 to January 31, 2000 ....................................        F-5
         Consolidated Statements of Deficit in Stockholders' Equity for the year ended
          January 31, 2000 and January 31, 1999, and the periods from February 18, 1997
          to January 31, 2000 ..........................................................................        F-6
         Consolidated Statements of Cash Flows for the year ended January 31, 2000, and the period
          from February 18, 1997 to January 31, 2000 ...................................................        F-7
         Notes to Consolidated Financial Statements ....................................................        F-8

SIGNATURES

INDEX TO EXHIBITS ......................................................................................        E-1



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

The Share Exchange

         On August 31, 1998, the Company consummated the acquisition of all of the issued and outstanding capital stock of INVU Plc, a company incorporated under English law ("INVU Plc"), in exchange for 26,506,552 shares (the "Share Exchange") of common stock, no par value, of the Company (the "Common Stock"), pursuant to a Share Exchange Agreement, dated as of May 19, 1998, between the Company and INVU Plc's majority shareholder Montague Limited ("Montague"), an Isle of Man company (as amended by a First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (the "Share Exchange Agreement")). As a result of the Share Exchange, INVU Plc became a wholly-owned subsidiary of the Company. As conditions precedent to the consummation of the Share Exchange, (i) Montague received a power of attorney from Halcyon Enterprises Plc, a minority shareholder and a company incorporated under English law ("Halcyon"), to transfer its shares of INVU Plc to the Company, and (ii) all of the outstanding shares of Series A Convertible Preferred Stock of the Company (the "Preferred Stock") were converted into Common Stock of the Company at a conversion rate of two (2) shares of Common Stock for each share of Preferred Stock.

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

The Market and Market Strategy

         There has, in the recent past, been a significant increase in the volume of information available to the public with the advent of inexpensive computing and the arrival of wide area networks (that provide a conduit to this information). A significant amount of information (e.g. on-line databases, documents, graphics, audio, recordings and video) is now available via the internet to organizations and individuals from sources around the world. Management believes that the proliferation and consequent accumulation of such information and accompanying documents over the years has created a problem for individuals and organizations because they now need to manage large and disparate sets of data created internally and arriving externally. For example, personal computers are now shipped with up to

16 Gigabyte hard disks, and these machines are rapidly becoming repositories for lost files and information. Management believes that this is a global problem that has resulted in an international market for document management technologies, which Management expects to grow significantly in the next five years. Information is now regarded as the key resource for organizations and individuals. Management believes that accessing and sharing information are two of the biggest challenges currently facing businesses. Management expects that those organizations that are able to harness and exploit information will derive a competitive advantage in their markets.

         By contrast, Management estimates that the availability of services that enable organizations to manage and control this mass of information has lagged behind the requirement for such services. Therefore, Management believes that the market for document management services has the potential for rapid growth in markets throughout the world. Further, the document management market is applicable to all information users, both organizations and individuals, and therefore, while difficult to define, is broad in terms of potential in the estimate of Management.

         The Company's goal is to tap into this market potential and it markets and sells software for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings and electronic files. Because this is a task that for the most part is inherently clerical in nature, automation of document management control is effectively dealt with by computer. Management believes there is an increasing demand for ease of use in relation to document and information management software and INVU software has been designed specifically to address this need. Management considers the INVU software simple, intuitive and cost effective, yet powerful. Geographically, the Company's first target markets are the United States and the United Kingdom.

         INVU serves both the personal computer ("PC") and client server market segments and is, therefore, firmly placed in what Management believes are the two principal growth areas. Management believes that the client server segment (i.e. mid-range network user running open "multi-task software") has in particular been largely neglected by the Company's competitors, which generally fall into two categories:

     i. Large corporate suppliers that offer proprietar (i.e. such companies own their software) solutions based on large, often mainframe, systems; or

     ii. Small niche suppliers addressing the needs of small highly specialized groups (e.g. lawyers or real estate agents).

         Management believes that there are trends in the document management market that its competitors may have neglected. These include:

     i. The growth of the Internet has meant that a large amount of varied data is available to computer users, with only rudimentary systems to manage such data;

     ii. A switch from "all-in-one" hardware and softwar in a single unit (i.e. proprietary stand alone systems) to open PC based systems, as evidenced by the PC and packaged systems showing the highest growth of all market segments;

     iii. Increased use of document management systems to control everyday paperwork and electronic files; and

     iv. Increased user requirements in the PC segment to store graphical images in addition to electronic files.

         Management believes that INVU enjoys an advantage over most competing programs because INVU software exploits these trends and can be sold to single users, departmental users and company wide. For example, once successfully installed with a departmental user, INVU intends to encourage resellers to "roll out" the product to other departments within the same organization using the first installation as an internal reference site. Management believes that with this technique there is considerable potential for additional sales to existing customers. Further, INVU software has been designed for general office applications, which can be utilized across a wide range of customers, from small office home office markets ("SOHO") to small to medium sized enterprises ("SME") to large organizations. Management believes that this allows INVU to address a wide and varied market.

         On-going research is important to INVU and the use of qualitative focus groups is a technique used by the Company to assess customer needs and receptivity. In addition, industrial psychology techniques have been employed by INVU to establish customer perception of value.

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. For its professional range of products, which include INVU Series 100, Series 200 and ViewSafe, the Company expects to target its marketing efforts initially on departmental users in organizations, distributors and resellers in the United Kingdom and the United States. For its personal user products, which include INVU WebServant and FileServent, the Company intends to concentrate its marketing efforts on the SOHO market and plans on targeting retailers. In addition, INVU intends to maximize its internet presence for entry level product sales. To that end, in November 1998, INVU finalized a distribution agreement with Digital River, Inc. ("Digital River") to sell its retail products on-line.

         Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company intends to increase its number of distributors and third party value added resellers. In addition, Management intends to make INVU's retail products available from the Company's web-site. Management considers both branding and product positioning fundamental to attaining the market share required to profitably meet its objective of being a leading supplier of information and document management software.

The Product

         INVU's business is the development and sale of document and information management software programs which operate on stand-alone PCs, networked PCs and client server systems and allow documents of any size and format, from correspondence and faxes to technical drawings and electronic files, to be stored on to computer memory and retrieved instantly. In order to store such information, INVU software also scans paper and creates files and imports documents. Lastly, the software provides a mechanism to manage and retrieve the imported information. Although INVU software has many layers of sophistication, Management believes it is comparatively simple to use and inexpensive.

         The Company's first product, INVU SOLO was released to distributors in December 1998 and sales to the SOHO market began in January 1999. Management was satisfied with the initial response to this product, but in view of comments and advice received from retailers they re-launched a more suitably packaged product in March 2000 that consists of two products. The first is "WebServant," which enables web users to quickly and easily build a personal library from the internet and download, store and organize webpages. WebServant carries a competitive price of less than $50. The second is "FileServant," which is similar to INVU SOLO except that it contains the same web technology as "WebServant." The Company's professional range of products, i.e. INVU Series 100, Series 200 and ViewSafe, were first introduced in October 1999 via an exclusive distributor who went into administrative receivership before any product orders had been filled. Although no significant financial loss has accrued to the Company, the closure of this distribution outlet has meant a change in sales and marketing strategy in the United Kingdom. In response, Management has decided to directly recruit resellers while at the same time pursuing non-exclusive distributors for the products.

         As a consequence of initial marketing activities associated with the launch of the Company's professional range of products, many end user inquiries have been received. These inquiries are now being pursued by our expanding team of sales personnel. Although the loss of the Company's U.K. distributor has caused a delay in sales revenues, Management is confident that its direct sales team and newly recruited resellers will provide positive results during the second half of year 2000.

         Currently, the Company is developing INVU Series 2000 (formerly INVU WEBFAST), and Management expects that it will be released in late 2000. INVU software engineers have also successfully developed a prototype information management internet service. This service will allow advanced internet information management within fully encrypted secure databases. Individuals and corporations will be able to store their documents on an INVU website and access them via password controls from anywhere in the world. Management anticipates a release date in late 2000. As of January 31, 2000, research and development costs were approximately $387,125. None of these sums have been borne directly by customers.

         In sum, the Company currently has six products. Each product addresses different market segments, which include (1) the small office/home office market, or "SOHO" and (2) the small/medium enterprise market, or "SME," (3) the internet and (4) large enterprises.



                Product                          Description                        Market
                -------                          -----------                        ------

INVU WebServant                          single user e-mail and internet         SOHO/Retail
                                         information management

INVU FileServant                         single user information and             SOHO/Retail
                                         document management

INVU Series 100                          single user information and             SOHO/SME
                                         document management

INVU Series 200                          multi-user information and              SME/Enterprise
                                         document management system

INVU Series 2000*                        manage and find documents               Enteprise/Internet
                                         through a web browser

---------------------
*to be released late 2000


Competition

         The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition from a number of public and private companies such as Altris Software, Inc., Key File Inc., FileNet Corporation, PC Docs and Caere Corporation. Virtually all of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of recent consolidation in the software industry.

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

         Management believes that its products are targeted at markets where, to date, few of the Company's larger and more established competitors have secured significant market penetration. Although the Company believes that it will compete favorably in these markets, there can be no assurance that the Company can maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

Major Contracts

         In March 1998, INVU Services entered into (i) a Reseller Agreement (the "Reseller Agreement") with Computer Associates Plc ("CA Plc"), and (ii) a Limited Manufacturing Agreement with Centura Software Ltd. These contracts involve joint marketing, combined press releases, common distribution and the use of combined technologies. Both Computer Associates Plc and Centura endorse INVU through their logotypes on INVU materials and shrink-wrap packaging containing the software. Both agreements include worldwide press announcements and introductions to direct sales forces and third party distribution.

         INVU Services and CA Plc have subsequently executed a memorandum confirming certain agreements between INVU Services and CA Plc with respect to the bundling and marketing of INVU Service's products under the Reseller Agreement. In addition, in 1999, INVU Services and Computer Associates International, Inc. ("CA Inc.") entered into a Gold Standard Reseller Agreement pursuant to which INVU Services appointed CA Inc. as an authorized reseller of INVU Series 100 and INVU Series 200 on a non-exclusive basis for a term of 12 months, renewable upon agreement of both parties and terminable upon 30 days written notice by either party.

         In late 1998 INVU Services entered into a Distribution Agreement with KOCH Media Limited ("KOCH"). This agreement has since been terminated and replaced by an agreement with Gem Distribution Limited, as described below.

          Also in late 1998, INVU Services and Digital River entered into an agreement whereby INVU will market its suite of products using Digital River's e-commerce technology. Under this agreement, Digital River will partner with INVU to create the INVU Cyber Store, offering a secure environment for customers to purchase and download INVU software via the World Wide Web. INVU Services has also entered into an increasing number of "Accredited Reseller Agreements" whereby resellers are authorised to provide the professional range of products to end users.

          INVU Services and CHS UK Holdings Limited Incorporated ("DNSP") entered into a Distributor Agreement in July 1999 pursuant to which INVU Services appointed DNSP the exclusive distributor of INVU Series 100 and INVU Series 200 and INVU Series 2000 for the territory of England, Scotland and Wales. This agreement was terminated following the Receivership of DNSP in October 1999.

         In January 2000, INVU Services entered into a Distribution Agreement with Gem Distribution Limited ("GEM Distribution"). GEM Distribution is a large retail distributor and is not in any way affiliated with Global Emerging Markets Inc., an investment banking firm, as described below. The agreement means that INVU FileServant, WebServant, and Series 100 have access to all the major retail channels in the United Kingdom.

Employees

         As of May 1, 2000, the Company had 14 employees, all of whom were full-time, and a further seven people who are part-time or serve as consultants.

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

         The Company claims a trademark on all of its products under common law by using the "TM" symbol. The duration of such trademarks under United Kingdom common law is the length of time the Company continues to use them. The Company has filed an application for trademark registration of its "INVU" mark in the United Kingdom. This application has been opposed by two companies. Management believes that these oppositions will be favorably resolved. See "Item 3 - Legal Proceedings."

The First Financing Transaction

         As of February 2, 1999, pursuant to a financing transaction (the "First Financing Transaction") among Montague and Zalcany Limited ("Zalcany"), Mustardseed Estates Limited ("Mustardseed"), and Tomuro Limited, all companies incorporated under English law, and Richard Harris and Roy Grainger Williams (collectively, the "Lenders"), Montague transferred 2,400,000 shares of the Common Stock to such purchasers in exchange for $1,000 and a loan facility for the Company in the principal amount of $656,000. Of this amount, $190,325 was advanced to the Company prior to January 31, 1999 with the balance being received on February 2, 1999.

The Second Financing Transaction

         On August 23, 1999, the Company entered into an Investment Agreement (the "Initial Investment Agreement"), with David Morgan, John Agostini, and Paul O'Sullivan, on the one hand, and Alan David Goldman and Vertical Investments Limited ("Vertical"), a company registered in Jersey and beneficially owned by Daniel Goldman, on the other hand. The Initial Investment Agreement was immediately followed by a Supplemental Agreement (the "Supplemental Agreement" and, together with the Initial Investment Agreement, the "Final Investment Agreement"), between the Company, David Morgan, John Agostini, Paul O'Sullivan and INVU Services, on the one hand, and Alan David Goldman, Vertical, and Tom Maxfield ("Maxfield", together with Alan David Goldman and Vertical, collectively, the "Investors") on the other hand. Pursuant to the terms of the Final Investment Agreement, the Investors agreed to advance certain funds to the Company in the aggregate principal amount of $1,000,000 in shares of $333,334, $333,333 and approximately $333,333 among Alan David Goldman, Vertical and Maxfield, respectively. In turn, the Company agreed to (1) pay in full any and all amounts then outstanding pursuant to the First Financing Transaction and to terminate such Agreement, (2) cause the Lenders to transfer to Montague 425,000 shares of the Common Stock then held by Lenders pursuant to the terms of the First Financing Transaction (the "Transferred Shares"), and (3) cause Montague to transfer 225,000 of such Transferred Shares to the Investors in equal shares of 75,000 to each Investor.

         The loans being made to the Company pursuant to the terms of the Final Investment Agreement were evidenced by (1) a Loan Stock Instrument, dated as of August 23, 1999, executed by the Company in favor of the Investors, in the aggregate principal amount of $600,000 ("Loan Stock Instrument A"), and (2) a second Loan Stock Instrument, dated as of August 23, 1999, executed by the Company in favor of the Investors, in the aggregate principal amount of $400,000 ("Loan Stock Instrument B" and together with Loan Stock Instrument A, collectively, the "Loan Stock Instruments"). Until the Loan Stock Instruments are redeemed pursuant to their terms upon the occurrence of certain events described therein, the outstanding principal and accrued but unpaid interest (1) under Loan Stock Instrument A shall, at the option of the Investors, be converted into one share of the Common Stock for each $.65 of outstanding principal and accrued but unpaid interest converted, and (2) under the Loan
Stock Instrument B shall, at the option of Investors, be converted into one share of the Common Stock for each $.50 of outstanding principal and accrued but unpaid interest converted.

         Any amounts outstanding under Loan Stock Instrument A shall bear interest at a rate of 6% per annum, payable in semi-annual installments in arrears on January 1 and July 1 of each year accruing from day to day and calculated monthly. In addition, Loan Stock Instrument A will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange or if the Company raises additional capital of at least $4,000,000. Any amounts outstanding under Loan Stock Instrument B shall bear interest at a rate of 8% per annum for the first six months following the date thereof, 9% per annum for the following six month period, and 10% per annum thereafter. All accrued but unpaid interest on the Loan Stock shall be payable in semi-annual installments in arrears on January 1 and July 1 of each year. Loan Stock Instrument B will also be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange, however, the Investors have the option of converting if the Company raises additional capital of at least $4,000,000. If Loan Stock Instrument B is not so converted, it can be redeemed at any time for a period of 12 months from August 23, 1999 at the election of the Company. If the Loan Stock Instruments are not so converted, they may be redeemed upon 30 days notice by the Company or the Investors on or after August 2002.

         Pursuant to the terms of the Investor Agreement, the Investors shall have the right to nominate one director of the Company, until the amounts outstanding under the Loan Stock Instruments are redeemed or converted. Daniel Goldman, the son of Alan David Goldman, is the nominee of the Investors.

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

Merrion Capital Appointment

         In March 2000, the Company announced the appointment of Merrion Capital, an Irish corporate advisory firm ("Merrion"), as corporate finance advisors to the Company. Merrion will advise and assist the Company in implementing its corporate strategy and, in particular, its plans for a major corporate fund-raising program.

The Third Financing Transaction

         As of May 1, 2000 the Company entered into a Convertible Debenture Purchase Agreement (the "GEM Agreement") with United Kingdom-based firm Global Emerging Markets Inc. and related partner ("GEM") pursuant to which the Company, upon the satisfaction of certain conditions by the Company set forth in the GEM Agreement, will issue convertible debentures (the "Debentures") in the principal amount of $5 million and warrants (the "Warrants") to purchase shares of Company common stock.

         Debentures in the principal amount of $2.5 million will be issued to GEM upon satisfaction by the Company of certain conditions, including, (1) effectiveness of a registration statement filed by the Company under the United States Securities Act of 1933 registering the resale of the shares of the Company's common stock underlying the Debentures and the Warrants within 190 days of the date of the GEM Agreement, and (2) the Company's common stock having an average closing bid price in excess of $1.00 for 30 trading days immediately prior to the closing date. A second tranche of Debentures with principal amount of $2.5 million will be issued to GEM 120 days later. In addition, upon execution of the GEM Agreement, GEM has agreed to advance $100,000 to the Company pursuant to a demand note.

         The Debentures will have a term of three years and bear interest at the rate of 3% per annum, payable in cash or securities at the time of conversion. The Debentures may be converted at any time into shares of the Company's common stock and will automatically be converted upon maturity at a price equal to the lesser of (x) the lower of $3.00 or 125% of the average of the closing bid prices for the Company's common stock for the five trading days immediately prior to the closing of the transaction, or (y) 75% of the average of the three lowest closing bid prices for the Company's common stock during the thirty day period prior to conversion.

         The Warrants will also have a term of three years and will entitle the holders thereof to purchase that number of shares of the Company's common stock equal to 20% of such principal amount of the Debentures divided by the average of the closing bid prices for the Company's common stock for the five trading days immediately prior to the closing date. The exercise price of the Warrants will be the lower of $3.00 or 125% of the average of the closing bid prices for the Company's common stock for the five trading days immediately prior to the closing date. In the event the GEM Agreement is terminated in certain circumstances, GEM will be paid $100,000 and retain termination warrants to purchase 500,000 shares of the Company's common stock at an exercise price of $0.01 per share.

         The Company will be unable to sell any securities that would be integrated with the offer and sale of the Debentures, the Warrants and the shares the underlying the Debentures and the Warrants and thus require registration under the Securities Act of 1933, as amended, of the sale of the Debentures and the Warrants. If an event of default occurs under the GEM Agreement after the initial closing of the transaction and it is not cured within the time specified under the GEM Agreement, the Company will be obligated to pay GEM liquidated damages in an amount equal to double the purchase price of the debentures and the warrants.

Name Change

         On February 22, 1999, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company from "Sunburst Acquisitions I, Inc." to "INVU, Inc."

Change in Fiscal Year

         As of January 15, 1999, the Company's Board voted to change the Company's fiscal year end to January 31.

Item 2.  Description of Properties

         The Company moved into new executive offices on March 19, 2000. As previously, these new premises are located in Blisworth, Northamptonshire, England. The Company leases 3,600 square feet of space in a facility as a tenant. The term of the lease is through Jan 1, 2003 and the monthly rent is currently approximately $5,700.

Item 3.  Legal Proceedings

         In 1998, the Company filed an application for trademark registration of its "INVU" mark in the United Kingdom. This application was opposed by two companies, France Cables et Radio ("France Cables") and Sension Limited ("Sension"). Both France Cables and Sension challenge the Company's right to protect the "INVU" mark and ask for a denial of registration.

         The opposition case with France Cables began on September 3, 1998 and has been assigned case number 48955. France Cables specifically asserts that there is a likelihood of confusion with its own trade name. The Company contends that the marks are so dissimilar in sound, connotation and meaning that no reasonable person would likely be confused by their use on software products. The case will be heard at the United Kingdom Trademark Registry, however, a specific date for the hearing has not yet been set.

         The opposition case with Sension began on September 1, 1998 and has been assigned case number 48943. As of April 14, 2000, Sension Limited had yet to file with the United Kingdom Trademark Registry (the "Trademark Registry") evidence regarding their opposition of the "INVU" mark or to apply for an extension of time to do so. In response, the Registrar of the Trademark Registry issued a letter to their legal representatives stating that the case was ready for a decision based upon the Company's evidence and statutory declarations. Sension alleges that they have an earlier trademark right. The Company contends that it has an earlier first date of use than Sension.

         The Company believes it will prevail on both matters.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending January 31, 1999 and January 31, 2000 and for the quarter ending April 30, 2000. Prior to the consummation of the Exchange Agreement on August 31, 1998, there was no active public trading market for the Common Stock. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark- downs or commissions.


                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                                     HIGH              LOW
         Fiscal 1999
         1st  Quarter                                $N/A              $N/A
         2nd  Quarter                                $N/A              $N/A
         3rd  Quarter (Sept. 1 - Oct. 31)            $5.00             $0.97
         4th  Quarter                                $1.56             $0.375

         Fiscal 2000
         1st  Quarter                                $3.00             $0.45
         2nd Quarter                                 $1.88             $1.38
         3rd Quarter                                 $2.50             $1.00
         4th Quarter                                 $3.00             $0.875

         Fiscal 2001
         1st  Quarter                                $3.00             $0.45


         As of May 12, 2000, there were approximately 131 holders of record of the Common Stock.

         The Company has not declared or paid any cash or other dividends on the Common Stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future. The Initial Investment Agreement prohibits the Company from declaring or distributing any dividend so long as the Investors hold stock. See "Item 1. Description of Business - The Second Financing Transaction."

Recent Sales of Unregistered Securities

         On August 23, 1999, the Company executed two Loan Stock Instruments in favor of David Morgan, John Agostini, Paul O'Sullivan, INVU Services, Alan David Goldman, Vertical Investments Limited and Tom Maxfield. See "Item 1. Description of Business - The Second Financing Transaction." The first Loan Stock Instrument ("Loan Stock Instrument A") was executed for the aggregate principal amount of $600,000 and the second ("Loan Stock Instrument B") was executed for the aggregate principal amount of $400,000. Until the Loan Stock Instruments are redeemed pursuant to their terms upon the occurrence of certain events described therein, the outstanding principal and accrued but unpaid interest (1) under Loan Stock Instrument A shall, at the option of the Investors, be converted into one share of the Common Stock for each $.65 of outstanding principal and accrued but unpaid interest converted, and (2) under the Loan Stock Instrument B shall, at the option of Investors, be converted into one share of the Common Stock for each $.50 of outstanding principal and accrued but unpaid interest converted. In addition, both Loan Stock Instruments will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange. If the

Company raises additional capital of at least $4,000,000, Loan Stock Instrument A will be automatically converted and Loan Stock Instrument B can be converted at the option of the Investor. If Loan Stock Instrument B is not so converted, it can be redeemed at any time for a period of 12 months from August 23, 1999 at the election of the Company. If both Loan Stock Instruments are not so converted, they may be redeemed upon 30 days notice by the Company or the Investors on or after August 2002.

         Both Loan Stock Instruments were sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933.

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

         The Company develops, markets and sells software (under the brand name of INVU) for the electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200, ViewSafe, and
Series 2000 (formerly WEBFAST) the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. For its personal user (SOHO
- small office / home office) market the Company envisages its marketing will mainly target retailers for INVU WebServant and FileServant.

         The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO market commenced in January 1999. The Directors were satisfied with the initial response to this product, but in view of comments and advice received from retailers they have decided to re-launch more suitably packaged and targeted products for the personal user market. Two new products were released to retailers in March 2000. The first, "WebServant," enables web users to quickly and easily build a personal library from the internet with a competitive price of less than $50. This product's key features are the simple downloading, storing and organisation of web pages thus enabling on or off line browsing. The second product, "FileServant," is a re-launch of the original INVU SOLO product with additional features included including the aforementioned web technology.

         The first production release of INVU Series 100, Series 200 (formerly INVU PRO), and ViewSafe (collectively known as "the professional range of products") was made on October 5, 1999 to an exclusive distributor in the United Kingdom, and sales to end users were anticipated in October 1999. However, the exclusive distributor went into administrative receivership in October 1999 before any product orders had been fulfilled. Although no significant financial loss has accrued to the Company, the closure of this distribution outlet has meant a change in sales and marketing strategy in the United Kingdom. In response, the Directors have decided to directly recruit resellers whilst also pursuing non-exclusive distributors for the products. The number of early resellers sign-ups has been encouraging.

         As a consequence of initial marketing activities associated with the launch of the Company's professional range of products, many end user enquiries have been received. These enquiries are now being pursued by our expanding team of sales personnel. Although the loss of the Company's U.K. distributor has caused a delay in sales revenues, Management is confident that its direct sales team and newly recruited resellers will provide positive results during the second half of year 2000.

         INVU Series 2000 (formerly INVU WEBFAST), continues to be developed and Management now estimates that this product will be released in late 2000.

          INVU software engineers have also successfully developed a prototype information management internet service. This service will allow advanced internet information management within fully encrypted secure databases. Individuals and corporations will be able to store their documents on an INVU web site and access them via password controls from anywhere in the world. Development work continues on this project and Management anticipates a release date later in 2000.

         Management is delighted with the contribution made over the last year by its non-executive directors Tom Maxfield and Daniel Goldman. They are also pleased with the appointment of David Andrews as a further non- executive director on February 29, 2000. Management expects the ex Irish Foreign Minister will add significant experience to the board particularly with regard to the company's global aspirations.

Results of Operations

         The following is a discussion of the results of operations for the year ended January 31, 2000, compared with the year ended January 31, 1999, and changes in financial condition during the year ended January 31, 2000.

         INVU, Inc. (formerly Sunburst Acquisitions I, Inc.) engaged in no significant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for fiscal year 2000 were $15,754, which compares to $8,267 sales for fiscal 1999. The low level of sales reflects the continued development stage of the business and relates to sales of INVU SOLO and initial sales of INVU Series 100 and Series 200 to end users. The net loss in fiscal 2000 was ($1,433,004), which significantly exceeds the net loss of fiscal 1999 of ($694,809). The fiscal 2000 net loss was due to: increased production, distribution, research and development, and administrative expenses (including expenses incurred in complying with U.S. securities laws and other expenses relating to public company requirements) of $1,369,771, which reflected the Company's investment in product development, marketing support, and administrative infrastructure, together with costs associated with the various financing transactions undertaken during the year. As the Company neared the completion of its development stage, its attention and resources have been diverted towards sales and marketing and administrative collateral. An entire sales team has been hired, including field sales, sales support and technical support personnel. Management plans to greatly increase marketing expenditure to create greater brand awareness. New premises have been leased as from March 19, 2000 with additional IT and administrative infrastructure. These additional resources have affected operating expenses in the year ended January 31, 2000 but management expects a considerably greater impact in the year to January 31, 2001.

         In fiscal 2000, the Company incurred net interest expense of $78,987 compared with net interest expense of $6,419 for fiscal 1999. This increase in interest expense was due to increased bank loan borrowings, and interest associated with the First Financing Transaction and the Second Financing Transaction. See "Item 1. Description of Business - First Financing Transaction and Second Financing Transaction."

         The tax rates for the years 2000 and 1999 are zero due to a net loss in each period.

         The total current assets of the Company were $61,416 at January 31, 2000, a decrease of $96,062, compared to $157,478 at January 31, 1999. Working capital was negative $1,750,749 as of January 31, 2000, compared with negative $272,080 as of January 31, 1999. These changes are due to the addition of short-term credit facilities in 2000 and an increase of current maturities of long-term obligations, following the procurement of substantial additional loan funding.

         Total assets of the Company were $288,175 at January 31, 2000, an increase of $50,936, compared to $237,239 at January 31, 1999. The difference is mainly attributable to the purchase of fixed assets and reduction in inventories.

         The total current liabilities of the Company increased by $1,382,607 from $429,558 at January 31, 1999 to $1,812,165 at January 31, 2000. Long term liabilities were $525,777 at January 31, 2000 compared to $422,193 at January 31, 1999. The current and long term liabilities increases are attributable to debt incurred in order to finance the development of the products and the infrastructure of the business.

         Total stockholders' equity decreased by $1,435,255 during the year ended January 31, 2000 from defecit $614,512 at January 31, 1999 to a deficit of $2,049,767 at January 31, 2000 as a result of the net loss for the year. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions now that its development stage is ending and it's operational stage will soon commence.

Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds and is engaged in or presently pursuing the following financing transactions.

         As of January 31, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999 the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. See "Item 1. Description of Business - The First Financing Transaction and The Second Financing Transaction." In addition, the Company has a $486,000, 10% short-term credit facility with an English bank. The amount drawn against the facility as of January 31, 2000 was $413,247. This amount is due at the end of May 2000. Lastly, in March 2000 the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date.

         In March 2000, the Company announced the appointment of Merrion, as corporate finance advisors to the Company. Merrion will advise and assist the Company in implementing its corporate strategy and has agreed to use its best efforts to raise $10,000,000 in a private placement.

         As of May 2, 2000, the Company has entered into the GEM Agreement, pursuant to which the Company, upon the satisfaction of certain conditions, will raise $5,000,000 by issuing a convertible debenture in the principal amount of $5,000,000 and warrants to purchase company common stock. See Item 1. Description of Business - The Third Financing Transaction."

         As a result of entering into the above Agreement, Anglo Irish Bank of Dublin, Ireland has agreed to provide a "Bridge Facility" in the sum of $1,600,000.

        Management estimates that the proceeds from the above transactions, if consummated, would fulfill the Company's capital requirements for a period of up to thirty six (36) months. There can, however, be no assurance that the above transaction will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note C of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

                          Item 7. Financial Statements

         Filed herewith beginning on page F-1 are the audited financial statements of the Company.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

 Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of six (6) persons, David Morgan, Paul O'Sullivan, John Agostini, Daniel Goldman, Tom Maxfield and David Andrews. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such.

                                                                                                     YEAR
NAME                                         AGE                         OFFICE                     ELECTED
-----                                        ---                         ------                     -------
David Morgan                                 39        President, Chief Executive Officer, and        1998
                                                       Chairman of the Board of Directors

Paul O'Sullivan                              31        Director and                                   1998
                                                       Chief Technical Officer

John Agostini                                41        Director, Chief Finance Officer and            1999
                                                       Secretary

Daniel Goldman                               30        Non-Executive Director                         1999

Thomas Maxfield                              51        Non-Executive Director                         1999

David Andrews                                64        Non-Executive Director                         2000


         David Morgan (Chief Executive Officer) - Mr. Morgan is 39 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK computer software reseller. From 1997 to the present, he has been a Director of and the Chief Executive Officer and of INVU Plc. Since the Share Exchange on August 31, 1998, he has been Chairman and Chief Executive Officer of the Company.

         Paul O'Sullivan (Chief Technical Officer) - Mr. O'Sullivan is 31 years old and graduated from the University of Birmingham with a Bsc (Honors) degree in Computer Sciences in 1992. From September 1992 to January 1994 he was a software engineer with British Telecom, and from January 1994 to October 1995 was a senior systems analyst with Abbey National plc, a financial institution. From October 1995 to May 1996 he was a senior system developer with Orchid Limited, a UK computer software reseller. Between May 1996 and November 1997 Mr. O'Sullivan was a consultant to British Telecom, Royal Bank of Scotland and Pearl Assurance before joining INVU Plc in June 1998. Since the Share Exchange on August 31, 1998, he has served as a Director and Chief Technical Officer for the Company.

         John Agostini (Chief Finance Officer) - Mr. Agostini is 41 years old, and qualified as a chartered accountant with Grant Thornton in 1984. Since 1986 he has worked for various companies within the printing, construction, and electronics industries, typically as a Finance/Commercial Director. From December 1993 to October 1996, he held the position of Director of Finance and Operations of Bizeq Limited, a security alarms distributor. From November 1996 to April 1997, Mr. Agostini served as European Financial Controller for Sunbeam Europe Limited, a domestic appliance distributor. From April 1997 to February 1999, he served as Finance and Operations Director of the performance textiles division of Porvair Plc. Mr. Agostini joined INVU in February 1999 as Chief Finance Officer, Commercial Director and Secretary.

         Daniel Goldman (Non Executive Director) - Mr. Goldman is 30 years old, and works with emerging technology companies raising private equity finance and also provides corporate finance advice. He has worked with a number of companies in the fields of software and the internet, smart card technology, medical devices and other areas of patented technology as a consultant. From January 1997 until June 1997, Mr. Goldman worked with Elderstreet Corporate Finance Ltd., a venture capital fund specializing in the high-tech sector. From July 1997 through April 1998, Mr. Goldman worked with Alberdale & Co., a venture capital fund specializing in the high-tech and healthcare sectors. From April 1998 until June 1999, he served as a Corporate Finance Executive with Shore Capital Group Plc, an investment bank specializing in corporate finance. Mr. Goldman is currently a non-executive director for a number of technology companies. These include Boomerang Software Inc., an internet software publishing company based in Boston. Mr. Goldman joined the Board of INVU Inc. on May 13, 1999.

         Thomas Maxfield (Non Executive Director) - Mr. Maxfield is 51 years old. He has a B.A. honors degree in modern languages. Between 1984 and 1997 he was a main board director of The Sage Group plc, a supplier of PC accounting software. His responsibilities included the development of a national reseller network, creating and maintaining telesales and field sales operations, and the creation of the company's retail sales channel. From 1997 to the present, Mr. Maxfield has served as a director of Seaham Hall Limited, a property development company. Mr Maxfield joined the Board of INVU Inc. on May 13, 1999.

         David Andrews (Non Executive Director) - Mr. Andrews is 64 years old and has served as a politician in the Irish Parliament for over thirty-five years. He was appointed as a Minister in 1977 and has held several ministerial positions, including Justice, Marine, Defense and Foreign Affair. In particular, Mr. Andrews was appointed the Minister of Foreign Affairs of Ireland in 1992 and reappointed in 1997. In addition, he has served since 1999 as the Chairman in Office of the Council of Europe.

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

         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed or were not timely filed: (i) Daniel Goldman, a director, failed to timely file a Form 3 upon his appointment as a director; (ii) Thomas Maxfield, a director, failed to timely file a Form 3 upon his appointment as a director; (iii) Montague, a 10% stockholder of the Company, failed to file (a) a Form 4 upon the transfer of 2,400,000 shares pursuant to the First Financing Transaction in February 1999;
(b) a Form 4 for the acquisition of 425,000 shares in August 1999 pursuant to the Second Financing Transaction; (c) a Form 4 for the 225,000 shares of the 425,000 it transferred back out in August 1999 in connection with the Second Financing Transaction; (iv) the following

Montague beneficiaries, Peter Fraser, Martyn Doherty and David Morgan (who is also an officer and director of the Company) may have been required to jointly file Form 4s along with Montague as described in (iii) above; (v) Thomas Maxfield, a director, failed to file a Form 4 upon his receipt of 75,000 shares in connection with the Second Financing Transaction; (vi) Daniel Goldman, a director, failed to file a Form 4 upon Vertical Investments Limited's receipt of 75,000 shares pursuant to the Second Financing Transaction, a company that he beneficially owns; (vii) Montague, a 10% stockholder, failed to file a Form 4 relating to the transfer of 277,000 shares to consultants of the company; and
(viii) all of the above parties failed to file a Form 5 regarding the above described failures to file a Form 4.

 Item 10.  Executive Compensation

         The following tables set forth the compensation paid by the Company to its Executive Officers during the fiscal year ended January 31, 2000. No other executive officer earned in excess of $100,000.


                               Annual Compensation

                                        Year                                                  Stock
        Name/Principal                 Ending                                                Options        Other Annual
           Position                  January 31              Salary             Bonus        Granted        Compensation
           --------                  ----------              ------             -----        -------        ------------
David Morgan/Chief                      2000                $ 97,964            $ 0            $ 0            $22,279*
Executive Officer                       1999                $101,082            $ 0            $ 0            $13,169*

Paul O'Sullivan/Chief                   2000                $106,342            $ 0            $ 0            $ 5,478*
Technical Officer

John Agostini/Chief                     2000                $ 86,312            $ 0            $ 0            $18,339*
Financial Officer

*Other Annual Compensation consists of the use of a company car.

No stock options were granted to any employee  during the Company's  last fiscal year.

 Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on [ ], 2000 information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on [], 2000.



                                                           Beneficial Ownership (1)

Name and Address                                   Amount and            Percentage(1)(2)
of Beneficial Owner                                Nature of             ----------------
-------------------                                Beneficial
                                                   Owner
                                                   ----------
Montague Limited (3)(7)                            24,095,280                 79.77%
David Morgan (4)(5)                                    *                         *
Martyn Doherty (4)                                     *                         *
Paul O'Sullivan (6)                                    *                         *
Peter Fraser (4)                                       *                         *
John Agostini(10)                                      0                          0%
Daniel Goldman(7)                                     654,359                  2.13%
Thomas Maxfield(8)                                    659,359                  2.14%
Roy G. Williams (9)                                 1,725,920                  5.7%
Officers and Directors as a Group (7 persons)       1,313,718                  4.19%



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

(2) Based on [30,206,896] shares of Common Stock outstanding as of [May 31, 2000].???

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

(4) Such person or persons are within a class of beneficiaries of the Trust, with the exceptions of John Agostini, Daniel Goldman and Tom Maxfield. The percentage of each such person's beneficial interest in the assets of the Trust has not been determined at this time. Mr. Fraser's business address is Caraway Cottage, 1 High Street, Ecton, Northhampton and Mr. Doherty's business address is Caymanx Trust, 34 Athol Street, Douglas, Isle of Man IMI 1Rd, United Kingdom.

(5) David Morgan is President and Chief Executive Officer of the Company and is a member of the Company's Board of Directors. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.

(6) Paul O'Sullivan is Vice President - Chief Technical Officer of the Company and is a member of the Company's Board of Directors. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.

(7) Includes 5,000 shares of Common Stock that Montague has agreed to transfer to Mr. Goldman in connection with Mr. Goldman becoming a director of the Company. Also includes shares of Common Stock that Vertical, which is owned by Mr. Goldman, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction." Mr. Goldman's business address is 13 Fernville Road, Newcastle upon Tyne NE3 4HT.

(8) Includes 10,000 shares of Common Stock that Montague has agreed to transfer to Mr. Maxfield in connection with Mr. Maxfield becoming a director of the Company. Also includes shares of Common Stock that Mr. Maxfield, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item
     1. Description of Business - The Second Financing Transaction." Mr. Maxfield's business address is Marsden Hall, Lizard Lane, MarsdenTyne & Wear NE34 7AD.




(9) Pursuant to a Schedule 13G filed by Mr. Williams, Mr. Williams has the following beneficial ownership with respect to shares of Common Stock. Mr. Williams has sole voting and dispositive power over 659,780 shares of Common Stock including 261,875 shares of Common Stock owned by Mustardseed and has sole voting and power over such shares. Zalcany owns 1,066,140 shares of Common Stock. Zalcany is owned 50% by Mr. Williams and 50% by Richard Harris. Mr. Williams and Mr. Harris share voting and dispositive power with respect to such shares. Mr. Williams business address is Birkett House 27, Albemarle Street, London W1X 4LQ.

(10) Mr. Agostini is the Chief Financial Officer and a director of the Company. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.


Item 12.  Certain Relationships and Related Transactions

     On February 2, 1999, Zalcany, a company affiliated with Roy G. Williams, a principal stockholder of the Company, and other related parties made a loan to the Company to fund the Company's current operations. Such loan was made in the aggregate principal amount of approximately $656,000 and payment is due in six installments, with the final installment due on August 2, 2000. The loan had an annual interest rate of 8%. See "Item 1. Description of Business - The First Financing Transaction." As of August 23, 1999, Daniel Goldman, a director of the Company and holder of all of the outstanding share capital of Vertical, Alan David Goldman, the father of Daniel Goldman, and Thomas Maxfield, a director of the Company, made a loan in the principal amount of $1,000,000 to the Company. See "Item 1. Description of Business - The Second Financing Transaction." The First Financing Transaction was repaid with the proceeds of the Second Financing Transaction.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                              Description of Exhibit
-------                             ----------------------

2.1 Share Exchange Agreement, dated as of May 19, 1998, by and between the Company and Montague Limited, as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 8, 1998 and Exhibit 99 of the Company's Amendment to Current Report on Form 8-K/A filed August 6, 1998).

3.1 Articles of Incorporation of the Company filed on February 25, 1997 with the Secretary of State of the State of Colorado (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

3.2 Amendment to the Articles of Incorporation of the Company filed on February 22, 1999, with the Secretary of State of the State of Colorado (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

3.3 Bylaws of the Company (incorporated by referenc from Exhibit 2.2 of the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

10.1 Limited Manufacturing Agreement, dated March 25 1998, by and between INVU Services Limited and Centura Software Corporation (incorporated by reference from Exhibit 10.3 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.2** Reseller Agreement, dated March 26, 1998, by and between INVU Services between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (incorporated by reference from Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.3 Electronic Software Distribution Agreement, dated as of November 11, 1998, by and between INVU Services Limited and Digital River, Inc. (incorporated by reference from Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.4 Distribution Contract dated as of October 27, 1998, by and between INVU Services Limited and KOCH Media Limited (incorporated by reference from
     Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.5 Gold Standard Reseller Agreement, dated as of March 18, 1999, by and between INVU Services Limited and Elcom Technical Services (incorporated by reference from Exhibit 10.7 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.6 Distributor Agreement, dated May 11, 1999, by and between INVU Services Limited and Millenium Three Solutions Ltd. (incorporated by reference from
     Exhibit 10.8 of the Company's Annual Report on Form 10- KSB filed October 15, 1999).

10.7** Gold Standard Reseller Agreement, date June 16, 1999, by and between INVU
     Services Limited and Computer Associates International, Inc. (incorporated by reference from Exhibit 10.9 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Distributor Agreement, dated July 1, 1999, by and between INVU Services Limited and CHS UK Holdings Limited Incorporated (incorporated by reference from Exhibit 10.10 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.9 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit 10.12 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.10 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.11 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.12 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.13*  Distribution  Agreement,  dated  January 29,  2000,  by and between INVU
      Services and Gem Distribution Limited (Exhibit 10.13).

10.14* Agreement regarding Consulting Services, dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from Exhibit 99 of the Company's Annual Report on Form 10- KSB filed August 13,
      1998).

10.15 Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffock (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

27*   Financial Data Schedule.

*Filed herewith

** Incorporated by reference, confidential treatment requested.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT CERTIFIED
PUBLIC ACCOUNTANTS


INVU, INC
AND SUBSIDIARIES

(A DEVELOPMENT STAGE ENTERPRISE)

January 31, 2000 and 1999

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                              F-4

    CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

    CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY               F-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-8

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED BALANCE SHEETS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors INVU, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of INVU, Inc. (a development stage enterprise) and Subsidiaries as of January 31, 2000 and 1999 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years ended January 31, 2000 and 1999 and for the period February 18, 1997 (date of inception) to January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVU, Inc. and Subsidiaries as of January 31, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years ended January 31, 2000 and 1999 and for the period February 18, 1997 (date of inception) to January 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, is not generating cash from operations and has a deficit in stockholders' equity. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with respect to these matters, including plans to continue funding its development expenses, are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Grant Thornton

Northampton, England

May 12, 2000


                                                                                    January 31,       January 31,
                                                                                      2000               1999
                                                                                         $                  $


ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                         1,916                615
  VAT recoverable and other                                                         22,000             11,331
Inventories                                                                         25,110            126,590
Prepaid expenses                                                                    12,390             18,942

Total current assets                                                                61,416            157,478

Equipment, furniture and fixtures

Computer equipment                                                                  42,450             26,217
Vehicles                                                                           226,348             65,046
Office furniture and fixtures                                                       31,096             29,938

                                                                         ----------------- ------------------
                                                                                   299,894            121,201

Less accumulated depreciation                                                       73,135             41,440
                                                                                   226,759             79,761

                                                                                   288,175            237,239
                                                                         ================= ==================
LIABILITIES

Current liabilities

Short-term credit facility                                                         413,247             66,146
Current maturities of long-term obligations                                      1,074,185            209,517
Accounts payable                                                                   126,204             74,773
Accrued liabilities                                                                198,529             79,122

                                                                         ----------------- ------------------
Total current liabilities                                                        1,812,165            429,558

Long-term obligations, less current maturities                                     525,777            422,193

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                        -                  -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding
- 30,206,896 shares                                                                288,355            288,355
Accumulated other comprehensive income                                               6,844              9,095
Accumulated deficit during the development stage                                (2,344,966)          (911,962)

                                                                         ----------------- ------------------
                                                                                (2,049,767)          (614,512)

                                                                                   288,175            237,239
                                                                         ================= ==================

   The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           Feb 18, 1997
                                                                                               (date of
                                                                                          inception) to
                                                      Jan 31, 2000       Jan 31, 1999      Jan 31, 2000
                                                                 $                  $                 $

Revenues                                                    15,754              8,267            25,993

Expenses:
Production cost                                            106,979             65,188           215,158
Selling and distribution cost                              250,995             81,421           372,594
Research and development cost                              210,219            128,959           387,125
Administrative costs                                       801,578            422,581         1,308,931
                                                 -----------------  ----------------- -----------------

Total operating expenses                                 1,369,771            698,149         2,283,808

Operating loss                                          (1,354,017)          (689,882)       (2,257,815)

Other income (expense)
Interest, net                                              (78,987)            (6,419)          (89,514)
Other                                                            -              1,492             2,363
                                                 -----------------  ----------------- -----------------

Total other expense                                        (78,987)            (4,927)          (87,151)
                                                 -----------------  ----------------- -----------------

Loss before income taxes                                (1,433,004)          (694,809)       (2,344,966)
                                                 -----------------  ----------------- -----------------

Income taxes                                                     -                  -                 -
                                                 -----------------  ----------------- -----------------

Net loss                                                (1,433,004)          (694,809)       (2,344,966)
                                                 =================  ================= =================

Weighted average shares outstanding:

Basic and Diluted                                       30,206,896         30,206,896        30,206,896
                                                 =================  ================= =================

Net loss per common share:

Basic and Diluted                                            (0.05)             (0.02)            (0.08)
                                                 =================  ================= =================



           The accompanying notes are an integral part of these statements.


                                                                                              Accumulated
                                                                                                 other
                                   Preferred stock          Common stock        Accumulated  comprehensive             Comprehensive
                                  Shares    Amount      Shares        Amount      deficit       income        Total        income
                                              $                          $           $             $            $             $
Issuance of common stock
      ($1.64 per share)               -         -       176,000      288,640            -          -         288,640

Reclassification of $1.64
      common stock                    -         -      (176,000)    (288,640)           -          -        (288,640)

Issuance of no par common
      stock in connection with
      reverse acquisition             -         -    28,696,552      288,355            -          -         288,355

Issuance of common stock
      ($0.50 per share)               -         -     1,510,344      750,000            -          -         750,000

Reverse acquisition
      transaction costs               -         -             -     (750,000)           -          -        (750,000)

Comprehensive income:
  Foreign currency
      translation adjustment          -         -             -            -            -        440            440            440
  Net loss during the period          -         -             -            -     (217,153)         -        (217,153)      (217,153)
                                                                                                                         ----------
Total comprehensive income                                                                                                 (216,713)
                                 ------    ------    ----------     --------   ----------      ------     ----------     ==========

Balance at January 31, 1998           -         -    30,206,896      288,355     (217,153)        440         71,642

Comprehensive income:
  Foreign currency translation
      adjustment                      -         -             -            -            -       8,655          8,655          8,655
  Net loss during the year            -         -             -            -     (694,809)          -       (694,809)      (694,809)
                                                                                                                         ----------
Total comprehensive income                                                                                                 (686,154)
                                 ------    ------    ----------     --------   ----------      ------     ----------     ==========


Balance at January 31, 1999           -         -    30,206,896      288,355     (911,962)      9,095       (614,512)

Comprehensive income:
  Foreign currency translation
      adjustment                      -         -             -            -            -      (2,251)        (2,251)        (2,251)
  Net loss during the year            -         -             -            -   (1,433,004)          -     (1,433,004)    (1,433,004)
                                                                                                                         ----------
Total comprehensive income                                                                                               (1,435,255)

                                 ------    ------    ----------     --------   ----------      ------     ----------     ==========
Balance at January 31, 2000           -         -    30,206,896      288,355   (2,344,966)      6,844     (2,049,767)
                                 ======    ======    ==========     ========   ==========      ======     ==========



           The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASHFLOWS


                                                                                                 Feb 18, 1997
                                                                                                   (date of
                                                                                                 inception) to
                                                            Jan 31, 2000       Jan 31, 1999      Jan 31, 2000
                                                                 $                  $                 $

           Net cash flows used in operating activities
             Net loss during the period                     (1,433,004)        (694,809)         (2,344,966)
             Adjustments to reconcile net loss
             to net cash used in operating activities:
               Depreciation                                     42,286           29,390              84,105
               Accounts receivable                             (11,966)          19,247             (23,892)
               Inventories                                      98,702         (128,134)            (28,198)
               Prepaid expenses                                  6,243           (8,342)            (12,744)
               Accounts payable                                 51,138           65,953             127,496
               Accrued liabilities                             118,886           69,878             200,357
                                                            ----------         --------          ----------
           Net cash used in operating activities            (1,127,715)        (646,817)         (1,997,842)

           Cash flows used in investing activities:

            Acquisitions of property and equipment             (46,143)         (36,676)           (113,897)
            Proceeds from sale of vehicles                      19,356                -                   -
                                                            ----------         --------          ----------
           Net cash used in investing activities               (26,787)         (36,676)           (113,897)

           Cash flows provided by financing activities:

             Short-term credit facility                        343,613           66,953             414,518
             Borrowings received from notes payable          1,661,472        1,102,884           2,764,356
             Repayment of borrowings                          (833,091)        (523,265)         (1,323,587)
             Principal payments on capital lease               (15,857)          (8,911)            (33,234)
             Proceeds from issuance of stock                         -                -             288,640
                                                            ----------        ---------          ----------
           Net cash provided by financing activities         1,156,137          637,661           2,110,693

           Effect of exchange rate changes on cash              (1,635)             835               1,046


           Net decrease in cash                                      -          (44,997)                  -

           Cash at beginning of period                               -           44,997                   -
                                                            ----------        ---------          ----------

           Cash at end of period                                     -                -                   -
                                                            ==========        =========          ==========

           Supplemental disclosure of
           cash flow information:
           Cash paid during the period for:
             Interest                                           79,000            6,100              89,200
             Income taxes                                            -                -                   -



INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASHFLOWS

The accompanying notes are an integral part of these statements.


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

On August 31, 1998, Sunburst Acquisitions I Inc. (Sunburst) (a public development stage enterprise) acquired all of the outstanding shares of INVU Plc in exchange for restricted shares of common stock of Sunburst (the Exchange) pursuant to a Share Exchange Agreement between Sunburst and the principal shareholders of INVU Plc. Sunburst exchanged 26,506,552 shares of common stock for all of INVU Plc's issued and outstanding shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc where INVU Plc is the accounting acquirer. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc. Proforma information is not presented since this combination is not considered to be a business combination. In connection with the Exchange, the directors and officers of INVU Plc became the directors and officers of Sunburst. Also, Sunburst changed its name to INVU, Inc. At the time of the Exchange, the Company issued 1,510,344 shares of Common Stock of the Company to a consultant pursuant to a consulting agreement for introducing INVU Plc and Sunburst. The shares were estimated to have a value of $750,000 and have been treated as a transaction cost in connection with the Exchange. Immediately after the Exchange, INVU Plc's former shareholders owned approximately 88% of the outstanding common stock of Sunburst.

               NOTe b - summary of significant accounting policies

1    Development stage company

     The Company (a development stage company) is in the development stage as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises" (SFAS No. 7).

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

     For those license agreements which provide the customers the right to multiple copies in exchange for guaranteed amounts (including non refundable advance royalties), license revenues are recognized at delivery of the product master or the first copy. Per copy royalties on sales which exceed the guarantee are recognized as earned.

     Services revenue consists of training and consulting for which revenue is recognized when the services are performed. Maintenance revenue consists of ongoing support and maintenance and product updates for which revenue is deferred and recognized ratably over the term of the contract, normally twelve months.

     In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". (SOP 98-9) amends SOP 97-2 to require recognition of revenue using the residual method for certain multiple-element arrangement transactions entered into in fiscal years beginning after March 15, 1999.

     The Company has assessed the effects of complying with SOP 98-9 and concluded that there is no significant impact to date on its financial position or results of operations.

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

8    Advertising costs

     Advertising costs of $142,707, $46,336 and $206,136 for the years ended January 31, 2000 and 1999, and for the period February 18, 1997 (date of inception) to January 31, 2000, respectively, have been charged to expense as incurred.

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

11   Net loss per share

     The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).

     The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the years ended January 31, 2000 and 1999 no common stock equivalents were included in the computation of diluted net earnings per share. Convertible debentures excluded from the calculation of loss per share because their effect is anti-dilutive amounted to 2,000,000 common shares for the year ended January 31, 2000.

12   Fair Value of Financial Instruments

     The Company's financial instruments consists of cash, trade receivables, borrowings, trade payables and accrued liabilities. The carrying amount of these instruments approximate the fair values because of their short maturity. The fair value of non- current financial assets and liabilities are estimated to approximate carrying value based on considerations of risk, current interest rates and remaining maturities.

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14 Recently Issued Accounting Standards Statement of Financial Accounting Standard No. 133 (SFAS 133), as modified by SFAS 137 "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133", requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods for accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as modified by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

NOTE C - GOING CONCERN

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - INVENTORIES

Inventories consist of the following:

                                                 January 31,        January 31,
                                                    2000               1999
                                                      $                  $

  Licensed goods                                   25,110            118,080
  Goods for resale                                      -              8,510
                                                   ------            -------
                                                   25,110            126,590
                                                   ======            =======

Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user. Licenses amounting to $82,160 have been charged to profits in the year as the Company believes it unlikely to utilize this proposition of licenses before their expiry in June 2000.

                       note e - short-term credit facility

The Company has a $486,000 ((pound)300,000) (1999: $65,600 ((pound)40,000)), 10%
short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility at January 31, 2000 was $413,247 ((pound)255,091), (1999 $66,146 ((pound)40,333)). The amount drawn is payable on demand at the bank's discretion.


                         note F - long-term obligations

Long-term obligations at January 31, 2000 and January 31, 1999, consist of the following:


                                                                               January 31,        January 31,
                                                                                   2000               1999
                                                                                     $                  $
Non-interest bearing, unsecured loan from an individual, no
stated maturity date                                                               298,009            391,140

8% note payable to corporate  investors and  individuals
payable in six monthly instalments commencing August 1999;
paid in full using proceeds from Convertible Notes described below                       -            190,325

4% above  Libor rate  (Libor  rate was 5.75% and 5.75% at
January 31, 2000 and 1999, respectively) notes payable to
an English bank, monthly payment aggregating to (pound)500,
maturing in March 2002, collateralized by all assets
of the Company and a Limited personal guarantee by a director                       22,107             32,235

4% above Libor rate (Libor rate was 5.75% and 5.75% at January
31, 2000 and 1999, respectively) notes payable to an English bank, monthly payments aggregating to (pound)1,333, maturing in June 2004, collateralized by all assets of the Company and unlimited multilateral guarantees between subsidiary undertakings;
a quarterly loan guarantee premium of 1 1/2% per annum is payable
on 85% of the outstanding balance                                                  114,480                  -

Convertible A Note 1999-2002, with interest at 6%;
interest due in arrears biannually on January 1 and July 1                         600,000                  -

Convertible B Note 1999-2002, bearing interest of 8% per
annum for the first six months,  9% per annum  for the next
six months and 10% per annum thereafter; interest due in arrears
biannually on January 1 and July 1                                                 400,000                  -

Capital leases for vehicles, interest ranging from 10.2%
- 16.9% with maturities through 2004                                               165,366             18,010

                                                                         ----------------- ------------------
                                                                                 1,599,962            631,710

Less current maturities                                                        (1,074,185)          (209,517)
                                                                         ----------------- ------------------

                                                                                   525,777            422,193
                                                                         ================= ==================

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible debentures

The A and B Convertible Notes 1999-2002 are convertible into common shares at the rate of one common share for every US$0.50 of outstanding principal Note converted. Conversion will take place:-

i)   immediately prior to an Initial Public Offering

ii) at the option of the investor, upon new equity capital resulting in proceeds to the Company of at least $4,000,000

iii)at the option of the investor giving 30 days notice to the Company.

The Notes may be redeemed together with accrued interest by the Company at any time during the 12 months to 16 August 2000. Any outstanding principal not converted or redeemed by the anniversary date will be redeemed at par plus interest in the year 2002 upon receipt of 30 days written notice from the Company or the Investor.

In consideration of the Investor advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investor, 225,000 shares of Common Stock of no par value.

In view of the Company's present status with regard to its equity and/or debt offerings, it is probable that the Convertible A and B notes will be converted within the next twelve months. Accordingly, the notes have been disclosed as repayable within current maturities.

Scheduled maturities of long-term obligation are as follows:

Year ending January 31,

2001                                                                   1,074,185
2002                                                                      65,595
2003                                                                      91,810
2004                                                                      59,563
                                                                          10,800
                                                                         298,009
                                                               -----------------
                                                                       1,599,962
                                                               =================

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company leases vehicles under noncancellable capitalized leases.

                                                  January 31,        January 31,
                                                      2000               1999
                                                        $                  $

Vehicles                                            226,348             34,706
Less accumulated depreciation                       (30,958)            (6,941)
                                            -----------------  -----------------
                                                    195,390             27,765
                                            =================  =================

The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of January 31, 2000.

Year ending January 31,

2001                                                                     53,250
2002                                                                     43,160
2003                                                                     75,743
2004                                                                     37,365
                                                                              -
                                                              -----------------
                                                                        209,518
                                                                        (44,152
                                                              -----------------
                                                                        165,366
                                                              =================

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Note G - lease commitments

The Company leases office space which expires in 2002. Rent expense totaled approximately $27,500 and $17,200 at January 31, 2000 and for the year ended January 31, 1999. The rent expense for the period February 18, 1997 (date of inception) to January 31, 2000 totaled $57,700. New premises have been leased effective from February, 2000 at an annual commitment of $67,600.

The future minimum rental commitments as of January 31, 2000 are as follows:

Year ending January 31,                                                   $

2001                                                                    67,600
2002                                                                    67,600
2003                                                                    67,600
2004                                                                    67,600
                                                                       405,600
                                                               -----------------
                                                                       676,000
                                                               =================

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              Note H - income taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No 109 "Accounting for Income Taxes". Accordingly, a deferred tax liability or deferred tax asset (benefit) is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between pre-tax financial and taxable income.

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

At January 31, 2000, due to the Company's cumulative losses since inception, a loss carry forward of approximately $2,087,000 may be utilized in the future for an indefinite period.

Net deferred tax assets resulting from the loss carry forward have been offset by a valuation allowance of equal amounts at January 31, 2000 and January 31, 1999 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were approximately $417,000 and $159,000 at January 31, 2000 and January 31, 1999, respectively. The valuation allowance increased approximately $258,000 and $118,000 at January 31, 2000 and 1999 respectively. The effective tax rate differs from the statutory rate as a result of the valuation allowance. Gross deferred tax liabilities were immaterial for all period.

NOTE I - SUBSEQUENT EVENT

On March 10, 2000 the Company received a non-interest bearing unsecured loan of $571,500 from an individual with no stated maturity date to provide funds for trading operations.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                                 INVU, Inc.
                                                 (Registrant)



Date: May 15, 2000                               By: /s/ David Morgan
                                                     ---------------------------
                                                     David Morgan, President and
                                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           SIGNATURE                                         OFFICE                           DATE
                           ---------                                         ------                           ----
           /s/ David Morgan                            President, Chief Executive Officer                May 15, 2000
           -----------------------------               and Chairman of the Board of
           David Morgan                                Directors (Principal Executive
                                                       Officer)

           /s/ Paul O'Sullivan                         Director and Chief Technical Officer              May 15, 2000
           -----------------------------
           Paul O'Sullivan

                                                        Director                                          May __, 2000
           -----------------------------
           Daniel Goldman

           /s/ John Agostini                           Director and Chief Finance Officer                May 15, 2000
           -----------------------------               (Principal Financial Officer and
           John Agostini                               Chief Accounting Officer)


           /s/ Tom Maxfield                            Director                                          May 15, 2000
           -----------------------------
           Tom Maxfield



                                                       Director                                          May __, 2000
           -----------------------------
           David Andrews

                                INDEX TO EXHIBITS

(a) Exhibits

Exhibit
Number                        Description of Exhibit
-------                       ----------------------

2.1 Share Exchange Agreement, dated as of May 19, 1998, by and between the Company and Montague Limited, as amended by that certain First Amendment to Share Exchange Agreement, dated as of July 23, 1998 (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 8, 1998 and Exhibit 99 of the Company's Amendment to Current Report on Form 8- K/A filed August 6, 1998).

3.1 Articles of Incorporation of the Company filed on February 25, 1997 with the Secretary of State of the State of Colorado (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

3.2 Amendment to the Articles of Incorporation of the Company filed on February 22, 1999, with the Secretary of State of the State of Colorado (incorporated by reference from Exhibit 3.2 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

3.3 Bylaws of the Company (incorporated by referenc from Exhibit 2.2 of the Company's Registration Statement on Form 10-SB/A filed August 29, 1997).

10.1 Limited Manufacturing Agreement, dated March 25 1998, by and between INVU Services Limited and Centura Software Corporation (incorporated by reference from Exhibit 10.3 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.2 ** Reseller Agreement, dated March 26, 1998, by an between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (incorporated by reference from Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.3 Electronic Software Distribution Agreement, dated as of November 11, 1998, by and between INVU Services Limited and Digital River, Inc. (incorporated by reference from Exhibit 10.5 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.4 Distribution Contract dated as of October 27, 1998, by and between INVU Services Limited and KOCH Media Limited (incorporated by reference from
     Exhibit 10.6 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.5 Gold Standard Reseller Agreement, dated as of March 18, 1999, by and between INVU Services Limited and Elcom Technical Services (incorporated by reference from Exhibit 10.7 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.6 Distributor Agreement, dated May 11, 1999, by and between INVU Services Limited and Millenium Three Solutions Ltd. (incorporated by reference from
     Exhibit 10.8 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.7** Gold Standard Reseller Agreement, date June 16, 1999, by and between INVU
     Services Limited and Computer Associates International, Inc. (incorporated by reference from Exhibit 10.9 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Distributor Agreement, dated July 1, 1999, by and between INVU Services Limited and CHS UK Holdings Limited Incorporated (incorporated by refer-ence from Exhibit 10.10 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.9 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit 10.12 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.10 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.11 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.12 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.13*  Distribution  Agreement,  dated  January 29,  2000,  by and between INVU
      Services and Gem Distribution Limited (Exhibit 10.13).

10.14* Agreement regarding Consulting Services, dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from Exhibit 99 of the Company's Annual Report on Form 10-KSB filed August 13,
      1998).

10.15 Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffock (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10- KSB filed October 15, 1999).

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

27*   Financial Data Schedule.

*Filed herewith

** Incorporated by reference, confidential treatment requested.