Form 10KSB/A
period 2000-01-31
INVU INC
filed 2000-05-18
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB


[X]         Annual report under Section 13 or 15 (d) of the
            Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000

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


The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of May 10, 2000, was approximately $19,049,617.50. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

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

FINANCIAL STATEMENTS


         Report of Independent Certified Public Accountants ............................................        F-3
         Consolidated Balance Sheets as of January 31, 2000 and 1999 ...................................        F-4
         Consolidated Statements of Operations for the year ended January 31, 2000 and January 31, 1999,
          and the period from February 18, 1997 to January 31, 2000 ....................................        F-5
         Consolidated Statements of Deficit in Stockholders' Equity for the year ended
          January 31, 2000 and January 31, 1999, and the period from February 18, 1997
          to January 31, 2000 ..........................................................................        F-6
         Consolidated Statements of Cash Flows for the year ended January 31, 2000, and the period
          from February 18, 1997 to January 31, 2000 ...................................................        F-7
         Notes to Consolidated Financial Statements ....................................................        F-8


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

The First Financing Transaction


         As of February 2, 1999, pursuant to a financing transaction (the "First Financing Transaction") among Montague and Zalcany Limited ("Zalcany"), Mustardseed Estates Limited ("Mustardseed"), and Tomuro Limited, all companies incorporated under English law, and Richard Harris and Roy Grainger Williams (collectively, the "Lenders"), Montague transferred 2,400,000 shares of the Common Stock to such purchasers in exchange for $1,000 and a loan facility for the Company in the principal amount of $656,000. Of this amount, $190,325 was advanced to the Company prior to January 31, 1999, with the balance being received on February 2, 1999.


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

         Debentures in the principal amount of $2.5 million will be issued to GEM upon satisfaction by the Company of certain conditions, including, (1) effectiveness of a registration statement filed by the Company under the United States Securities Act of 1933 registering the resale of the shares of the Company's common stock underlying the Debentures and the Warrants within 190 days of the date of the GEM Agreement, and (2) the Company's common stock having an average closing bid price in excess of $1.00 for 30 trading days immediately prior to the closing date. A second tranche of Debentures with principal amount of $2.5 million will be issued to GEM 120 days later. In addition, upon execution of the GEM Agreement, GEM has agreed to advance $100,000 to the Company pursuant to a demand note (the "Note").


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


         The Note shall bear interest at the rate of 3% per annum and if payment is not made upon demand as provided in the Note, this rate shall increase to 15% per annum from the date of demand through and including the date of payment. In addition, if payment is not made upon demand, the Note holder may convert any or all of the unpaid principal amount of the Note plus accrued but unpaid interest into shares of the Company's common stock at substantially the same conversion price described above for the Debentures.


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


         The Company believes that it will prevail on both matters.


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


         As of May 1, 2000, the Company has entered into the GEM Agreement, pursuant to which the Company, upon the satisfaction of certain conditions, will raise $5,000,000 by issuing a convertible debenture in the principal amount of $5,000,000 and warrants to purchase company common stock. See Item 1. Description of Business - The Third Financing Transaction."

         As a result of entering into the above Agreement, Anglo Irish Bank of Dublin, Ireland has indicated to the Company that if the GEM Agreement is satisfactory to it, it will provide a "Bridge Facility" in the sum of $1,600,000.

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


         David Andrews (Non Executive Director) - Mr. Andrews is 64 years old and has served as a politician in the Irish Parliament for over thirty-five years. He was appointed as a Minister in 1977 and has held several ministerial positions, including Justice, Marine, Defense and Foreign Affairs. In particular, Mr. Andrews was appointed the Minister of Foreign Affairs of Ireland in 1992 and reappointed in 1997. In addition, he has served since 1999 as the Chairman in Office of the Council of Europe.


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


         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed or were not timely filed: (i) Daniel Goldman, a director, failed to timely file a Form 3 upon his appointment as a director; (ii) Thomas Maxfield, a director, failed to timely file a Form 3 upon his appointment as a director; (iii) Montague, a 10% stockholder of the Company, failed to file (a) a Form 4 upon the transfer of 2,400,000 shares pursuant to the First Financing Transaction in February 1999;
(b) a Form 4 for the acquisition of 425,000 shares in August 1999 pursuant to the Second Financing Transaction; (c) a Form 4 for the 225,000 shares of the 425,000 it transferred back out in August 1999 in connection with the Second Financing Transaction; (d) Form 4s relating to several transfers of 277,000 shares in the aggregate to consultants of the Company; (iv) the following

Montague beneficiaries, Peter Fraser, Martyn Doherty and David Morgan (who is also an officer and director of the Company) may have been required to jointly file Form 4s along with Montague as described in (iii) above; (v) Thomas Maxfield, a director, failed to file a Form 4 upon his receipt of 75,000 shares in connection with the Second Financing Transaction; (vi) Daniel Goldman, a director, failed to file a Form 4 upon Vertical Investments Limited's receipt of 75,000 shares pursuant to the Second Financing Transaction, a company that he beneficially owns; and (vii) all of the above parties failed to file a Form 5 regarding the above described failures to file a Form 4.


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

 Item 11.  Security Ownership of Certain Beneficial Owners and Management


         The following table sets forth, as of the close of business on May 10, 2000 information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on May 10, 2000.




                                                           Beneficial Ownership (1)

Name and Address                                   Amount and            Percentage(1)(2)
of Beneficial Owner                                Nature of             ----------------
-------------------                                Beneficial
                                                   Owner
                                                   ----------

Montague Limited (3)(7)                            23,818,280                 79.77%
David Morgan (4)(5)                                    *                         *
Martyn Doherty (4)                                     *                         *
Paul O'Sullivan (6)                                    *                         *
Peter Fraser (4)                                       *                         *
John Agostini(10)                                      0                          0%
Daniel Goldman(7)                                     654,359                  2.13%
Thomas Maxfield(8)                                    659,359                  2.14%
Roy G. Williams (9)                                 1,725,920                  5.7%
Officers and Directors as a Group (7 persons)       1,313,718                  4.19%







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

(2)  Based on 30,206,896 shares of Common Stock outstanding as of  May 10, 2000.

(3) Montague Limited ("Montague") is a company organized under Isle of Man law with a business address of 34 Athol Street, Douglas, Isle of Man IM1 1RD United Kingdom. The directors of Montague are Eammon Harkin and Barry John Williams. The sole issued and outstanding share capital of Montague is owned of record by an Isle of Man corporation related to the corporate trustee of a discretionary trust (the "Trust"), the res of which includes beneficial ownership of the capital stock of Montague and, therefore, indirect beneficial ownership of 23,818,280 shares of Company Common Stock that are held of record by Montague. Includes 500,000 shares of Common Stock as to which Montague is the record owner, but Montague has agreed to transfer such shares to certain third parties.

(4) Such person or persons are within a class of beneficiaries of the Trust, with the exceptions of John Agostini, Daniel Goldman and Tom Maxfield. The percentage of each such person's beneficial interest in the assets of the Trust has not been determined at this time. Mr. Fraser's business address is Caraway Cottage, 1 High Street, Ecton, Northampton and Mr. Doherty's business address is Caymanx Trust, 34 Athol Street, Douglas, Isle of Man IMI 1Rd, United Kingdom.

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

(7) Includes shares of Common Stock that Vertical, which is owned by Mr. Goldman, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid).  See  "Item  1.  Description  of  Business  - The  Second  Financing
     Transaction." Mr. Goldman's business address is 13 Fernville Road, Newcastle upon Tyne NE3 4HT.

(8) Includes shares of Common Stock that Mr. Maxfield, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction." Mr. Maxfield's business address is Marsden Hall, Lizard Lane, MarsdenTyne & Wear NE34 7AD.





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

10.13*  Distribution  Agreement,  dated  January 29,  2000,  by and between INVU
      Services and Gem Distribution Limited (Exhibit 10.13).

10.14 Agreement regarding Consulting Services, dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from Exhibit 99 of the Company's Annual Report on Form 10- KSB filed August 13,
      1998).

10.15 Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffock (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).


10.16* Overdraft  Facility  Agreement,  dated  December 13, 1999, by and between
       INVU Services Limited and HSBC Bank plc. (Exhibit 10.16).

10.17* Convertible Debenture Purchase Agreement, dated as of May 1, 2000, by and among the Company and the Purchasers listed on Schedule 1 thereof. (Exhibit 10.17).

10.18* Form of 3 Percent Convertible Debenture by and among the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement. (Exhibit 10.18).

10.19* Form of Warrant by and between the Company and the  Purchasers  listed on
       Schedule 1 of the Convertible Debenture Purchase Agreement. (Exhibit 10.19).

10.20* Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (Exhibit 10.20).

10.21* Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Limited and Turbo International Ltd. (Exhibit 10.21).

10.22* Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (Exhibit 10.22).

10.23* Schedules to the Convertible  Debenture Purchase  Agreement,  dated as of
       May 1, 2000. (Exhibit 10.23).

10.24* Demand Promissory Note, dated May 1, 2000, by and between the Company and
       GEM Advisors, Inc. (Exhibit 10.24).

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

3    Revenue recognition


     The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) issued by the American Institution of Certified Public Accountants ("AICPA"). Fees for services and maintenance are generally charged to customers separately from the license of software. Revenues from license fees are recognized upon product shipment when fees are fixed, collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied.


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

11   Net loss per share

     The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).


     The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the years ended January 31, 2000 and 1999 no common stock equivalents were included in the computation of diluted net earnings per share. Convertible debentures excluded from the calculation of loss per share because their effect is anti-dilutive amounted to 1,723,077 common shares for the year ended January 31, 2000.


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



                                   NOTE F - LONG-TERM OBLIGATIONS


Long-term obligations at January 31, 2000 and January 31, 1999, consist of the following:


                                                                               January 31,        January 31,
                                                                                   2000               1999
                                                                                     $                  $
Non-interest bearing, unsecured loan from an individual, no
stated maturity date                                                               298,009            391,140


8% note payable to corporate  investors and  individuals
payable in six monthly instalments commencing August 1999;
paid in full using proceeds from Convertible Notes described below(1)                    -            190,325


4% above  Libor rate  (Libor  rate was 5.75% and 5.75% at
January 31, 2000 and 1999, respectively) notes payable to
an English bank, monthly payment aggregating to (pound)500,
maturing in March 2002, collateralized by all assets
of the Company and a Limited personal guarantee by a director                       22,107             32,235

4% above Libor rate (Libor rate was 5.75% and 5.75% at January
31, 2000 and 1999, respectively) notes payable to an English bank, monthly payments aggregating to (pound)1,333, maturing in June 2004, collateralized by all assets of the Company and unlimited multilateral guarantees between subsidiary undertakings;
a quarterly loan guarantee premium of 1 1/2% per annum is payable
on 85% of the outstanding balance                                                  114,480                  -

Convertible A Note 1999-2002, with interest at 6%;
interest due in arrears biannually on January 1 and July 1                         600,000                  -

Convertible B Note 1999-2002, bearing interest of 8% per
annum for the first six months,  9% per annum  for the next
six months and 10% per annum thereafter; interest due in arrears
biannually on January 1 and July 1                                                 400,000                  -

Capital leases for vehicles, interest ranging from 10.2%
- 16.9% with maturities through 2004                                               165,366             18,010

                                                                         ----------------- ------------------
                                                                                 1,599,962            631,710

Less current maturities                                                        (1,074,185)          (209,517)
                                                                         ----------------- ------------------

                                                                                   525,777            422,193
                                                                         ================= ==================

(1)  All corporate and individual investors are minority shareholders in the Company.



INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible debentures


The A and B Convertible Notes 1999-2002 are held by individuals who are minority shareholders in the Company. They are convertible into common shares at the rate of one common share for every US$0.65 of outstanding principal Note converted for the A Notes and one common share for every US$0.50 of outstanding principal Note converted for the B Notes. Conversion will take place:-


i)   immediately prior to an Initial Public Offering


ii) at the option of the investor for the B Notes and automatically for the A Notes, upon new equity capital resulting in proceeds to the Company of at least $4,000,000


iii)at the option of the investor giving 30 days notice to the Company.

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

Year ending January 31,


2001                                                                     53,250
2002                                                                     43,160
2003                                                                     75,743
2004                                                                     37,365
Thereafter minimum lease payments                                             -
                                                              -----------------
                                                                        209,518
Less amount representing interest                                       (44,152)
                                                              -----------------
Present value of net minimum lease payments                             165,366
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

10.13*  Distribution  Agreement,  dated  January 29,  2000,  by and between INVU
      Services and Gem Distribution Limited (Exhibit 10.13).


10.14 Agreement regarding Consulting Services, dated as of May 15, 1998, by and between the Company and Robert Jeffcock (incorporated by reference from Exhibit 99 of the Company's Annual Report on Form 10-KSB filed August 13,
      1998).


10.15 Consulting Agreement, dated as of December 15, 1998, by and between the Company and Robert Jeffock (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10- KSB filed October 15, 1999).


10.16* Overdraft  Facility  Agreement,  dated  December 13, 1999, by and between
       INVU Services Limited and HSBC Bank plc. (Exhibit 10.16).

10.17* Convertible Debenture Purchase Agreement, dated as of May 1, 2000 by and among the Company and the Purchasers listed on Schedule 1 thereof. (Exhibit 10.17).

10.18* Form of 3 Percent Convertible Debenture by and among the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement. (Exhibit 10.18).

10.19* Form of Warrant by and between the Company and the  Purchasers  listed on
       Schedule 1 of the Convertible Debenture Purchase Agreement. (Exhibit 10.19).

10.20* Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (Exhibit 10.20).

10.21* Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Limited and Turbo International Ltd. (Exhibit 10.21).

10.22* Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (Exhibit 10.22).

10.23* Schedules to the Convertible  Debenture Purchase  Agreement,  dated as of
       May 1, 2000. (Exhibit 10.23).

10.24* Demand Promissory Note, dated May 1, 2000, by and between the Company and
       GEM Advisors, Inc. (Exhibit 10.24).



21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

27*   Financial Data Schedule.

*Filed herewith

** Incorporated by reference, confidential treatment requested.