Form 10QSB
period 2000-04-30
INVU INC
filed 2000-06-19
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Commission File No. 00-22661

                                   INVU, INC.
          (Exact name of small business issuer as specified in charter)

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

         Issuer's telephone number, including area code: (01604) 859893
                                                         --------------

--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X        NO
                                                    -------           ----------

As of May 10, 2000 there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       ----------


                                                        INVU, INC.

                                                      April 30, 2000

                                                           INDEX

                                                                                                                  Page No.
                                                                                                                  --------
PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of April 30, 2000.....................................................F-1

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-3

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II. OTHER INFORMATION...............................................................................................5

         Item 1.  Legal Proceedings......................................................................................5
         Item 2.  Changes in Securities..................................................................................5
         Item 3.  Default Upon Senior Securities.........................................................................6
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................6
         Item 5.  Other Information......................................................................................6
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................6

SIGNATURES.............................................................................................................S-1

Exhibit Index..........................................................................................................E-1



           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED BALANCE SHEETS
                                                                                           April 30,        January 31,
                                                                                                2000               2000
                                                                                         (unaudited)          (audited)
                                                                                                   $                  $
           ASSETS

           Current assets
           Accounts receivable:
             Trade, net                                                                       13,672              1,916
             VAT recoverable and other                                                        43,346             22,000
           Inventories                                                                        42,256             25,110
           Prepaid expenses                                                                   28,383             12,390

                                                                                         -----------        -----------
           Total current assets                                                              127,657             61,416

           Equipment, furniture and fixtures
           Computer equipment                                                                 49,729             42,450
           Vehicles                                                                          217,965            226,348
           Office furniture and fixtures                                                     101,055             31,096

                                                                                         -----------        -----------
                                                                                             368,749            299,894

           Less accumulated depreciation                                                      89,994             73,135

                                                                                         -----------        -----------
                                                                                             278,755            226,759

                                                                                         -----------        -----------
                                                                                             406,412            288,175
                                                                                         ===========        ===========
           LIABILITIES

           Current liabilities
           Short-term credit facility                                                        328,035            413,247
           Current maturities of long-term obligations                                     1,068,944          1,074,185
           Accounts payable                                                                  264,489            126,204
           Accrued liabilities                                                               218,571            198,529

                                                                                         -----------        -----------
           Total current liabilities                                                       1,880,039          1,812,165

           Long-term obligations, less current maturities                                  1,054,104            525,777

           Deficit in stockholders' equity
           Preferred stock, no par value
           Authorised - 20,000,000 shares; nil shares issued and outstanding                       -                  -
           Common stock, no par value
           Authorised - 100,000,000 shares; issued - 30,206,896 shares                       288,355            288,355
           Accumulated other comprehensive income                                             52,397              6,844
           Accumulated deficit during the development stage                               (2,868,483)        (2,344,966)

                                                                                         -----------        -----------

                                                                                          (2,527,731)        (2,049,767)

                                                                                             406,412            288,175
                                                                                         ===========        ===========

           The accompanying notes are an integral part of these statements


           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED BALANCE SHEETS




           For the periods ended

                                                                                                      Feb 18, 1997
                                                                     For the three months ended           (date of
                                                                   April 30,          April 30,      inception) to
                                                                        2000               1999     April 30, 2000
                                                                  (unaudited)       (unaudited)        (unaudited)
                                                                            $                 $                  $
           Revenues                                                    12,943            18,916             38,936

           Expenses:
           Production costs                                             8,870             6,734            224,028
           Selling and distribution costs                             192,589            72,756            565,183
           Research and development costs                              63,132            46,125            450,257
           Administrative costs                                       240,552           163,071          1,549,483

                                                                  -----------       -----------        -----------
           Total operating expenses                                   505,143           288,686          2,788,951

           Operating loss                                            (492,200)         (269,770)        (2,750,015)

           Other income (expense)
           Interest, net                                              (31,317)          (13,617)          (120,831)
           Other                                                            -                 -              2,363

                                                                  -----------       -----------        -----------
           Total other income (expense)                               (31,317)          (13,617)          (118,468)

           Loss before income taxes                                  (523,517)         (283,387)        (2,868,483)

           Income taxes                                                     -                 -                  -

                                                                  -----------       -----------        -----------
           Net loss                                                  (523,517)         (283,387)        (2,868,483)
                                                                  ===========       ===========        ===========

           Weighted average shares outstanding:

           Basic and Diluted                                       30,206,896        30,206,896         30,206,896
                                                                  ===========       ===========        ===========

           Net loss per common share:

           Basic and Diluted                                            (0.02)            (0.00)             (0.09)
                                                                  ===========       ===========        ===========


           The accompanying notes are an integral part of these statements.


           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               other
                                                               Common stock   Accumulated  comprehensive               Comprehensive
                                                             Shares    Amount    deficit       income      Total           income
                                                                         $          $            $           $                $
           Issuance of common stock ($1.64 per share)       176,000    288,640          -              -    288,640

           Reclassification of $1.64 common stock          (176,000)  (288,640)         -              -   (288,640)

           Issuance of no par common stock in
           connection with reverse acquisition           28,696,552    288,355          -              -    288,355

           Issuance of common stock ($0.50 per share)     1,510,344    750,000          -              -    750,000

           Reverse acquisition transaction costs                  -   (750,000)         -              -   (750,000)

           Comprehensive income:
             Foreign currency translation adjustment              -          -          -            440        440             440
             Net loss during the period                           -          -   (217,153)             -   (217,153)       (217,153)
                                                                                                                         ----------
           Total comprehensive income                                                                                      (216,713)
                                                         ----------   -------- ----------         ------ ----------      ----------
           Balance at January 31, 1998                   30,206,896    288,355   (217,153)           440     71,642

           Comprehensive income:
             Foreign currency translation adjustment              -          -          -          8,655      8,655           8,655
             Net loss during the year                             -          -   (694,809)             -   (694,809)       (694,809)
                                                                                                                         ----------
           Total comprehensive income                                                                                      (686,154)
                                                                                                                         ==========

           Balance at January 31, 1999                   30,206,896    288,355   (911,962)         9,095   (614,512)

           Comprehensive income:
             Foreign currency translation adjustment              -          -          -         (2,251)    (2,251)         (2,251)
             Net loss during the year                             -          - (1,433,004)             - (1,433,004)     (1,433,004)
                                                                                                                         ----------
           Total comprehensive income                                                                                    (1,435,255)
                                                         ----------   -------- ----------         ------ ----------      ----------
           Balance at January 31, 2000                   30,206,896    288,355 (2,344,966)         6,844 (2,049,767)







           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

                                                                                            Accumulated
                                                                                               other
                                                               Common stock   Accumulated  comprehensive               Comprehensive
                                                             Shares    Amount    deficit       income      Total           income
                                                                         $          $            $           $                $




           Comprehensive income:
             Foreign currency translation adjustment              -          -          -         45,553     45,553          45,553
             (unaudited)
             Net loss during the period (unaudited)               -          -   (523,517)             -   (523,517)       (523,517)
                                                                                                                         ----------
           Total comprehensive income                                                                                      (477,964)

           Balance at April 30, 2000 (unaudited)         30,206,896    288,355 (2,868,483)        52,397 (2,527,731)
                                                         ==========   ======== ==========         ====== ==========      ==========



        The accompanying notes are an integral part of these statements.


           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF CASHFLOWS

           For the periods ended
                                                                                                      Feb 18, 1997
                                                                 For the three     For the three           (date of
                                                                 months ended       month ended      inception) to
                                                               April 30, 2000    April 30, 1999     April 30, 2000
                                                                  (unaudited)       (unaudited)        (unaudited)
                                                                            $                 $                  $
           Net cash flows used in operating activities
             Net loss during the period                              (523,517)         (283,387)        (2,868,483)
             Adjustments to reconcile net loss
             to net cash used in operating activities:
               Depreciation                                            19,820             7,822            103,925
               Accounts receivable                                    (34,423)          (27,313)           (58,315)
               Inventories                                            (18,307)           (1,895)           (46,505)
               Prepaid expenses                                       (16,663)            2,215            (29,407)
               Accounts payable                                       144,791            63,971            272,287
               Accrued liabilities                                     27,746           (39,026)           228,103

                                                                     --------          --------         ----------
           Net cash used in operating activities                     (400,553)         (277,613)        (2,398,395)

           Cash flows used in investing activities:
            Acquisitions of property and equipment                    (80,988)           (8,549)          (214,241)
            Disposals of property and equipment                             -                 -             19,356
                                                                     --------          --------         ----------
           Net cash used in investment activities                     (80,988)           (8,549)          (194,885)

           Cash flows provided by financing activities:
             Short-term credit facility                               (70,803)          (64,888)           343,715
             Borrowings received from notes payable                   610,293           458,506          3,374,649
             Repayment of borrowings                                  (40,465)          (10,103)        (1,364,052)
             Principal payments on capital lease                      (10,248)           (2,133)           (43,482)
             Proceeds from issuance of stock                                -                 -            288,640
                                                                     --------          --------         ----------
           Net cash provided by financing activities                  488,777           381,382          2,599,470

           Effect of exchange rate changes on cash                     (7,236)               77             (6,190)
                                                                     --------          --------         ----------
           Net increase in cash                                             -            95,297                  -

           Cash at beginning of period                                      -                 -                  -
                                                                     --------          --------         ----------
           Cash at end of period                                            -            95,297                  -
                                                                     ========          ========         ==========
           Supplemental disclosure of
           cash flow information:
           Cash paid during the period for:
             Interest                                                  31,317            13,617            120,517
             Income taxes                                                   -                 -                  -



           The accompanying notes are an integral part of these statements.

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on 10-KSB for the year ended January 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of April 30, 2000 and the results of operations for the period of February 18, 1997 (date of inception) to April 30, 2000 and for the three month periods ended April 30, 2000 and 1999, and cash flows for the three month periods ended April 30, 2000 and 1999 and the period of February 18, 1997 (date of inception) to April 30, 2000. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the periods presented may not be indicative of the results that may be expected for the full fiscal year.

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

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



           NOTE C - INVENTORIES

           Inventories consist of the following:
                                                   April 30,         January 31,
                                                    2000                2000
                                                 (unaudited)         (audited)
                                                          $                   $

           Licensed goods                           23,283             25,110
           Goods for resale                         18,973                  -
                                                    ------             ------
                                                    42,256             25,110
                                                    ======             ======

           Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user. Licenses amounting to $82,160 were charged to profits in the year to January 31, 2000 as the Company believed it was unlikely to utilize this proposition of licenses before their expiry in June 2000.

           NOTE D - SHORT-TERM CREDIT FACILITY

           The Company has a $468,000 ((pound)300,000) 10% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a limited personal guarantee by a director of the Company. The amount drawn against the facility was $328,035 ((pound)210,279) at April 30, 2000, ($413,247
           ((pound)255,091) at January 31, 2000). The amount drawn is payable on demand at the bank's discretion.

           NOTE E - LONG-TERM OBLIGATIONS

           Long-term obligations at April 30, 2000 and January 31, 2000.

                                                                                           April 30,        January 31,
                                                                                                2000               2000
                                                                                         (unaudited)          (audited)
                                                                                                   $                  $
           Non-interest bearing, unsecured loans from an individual, no
           stated maturity date                                                              851,195            298,009

           4% above Libor rate (Libor rate was 6.3125% and 5.75% at
           April 30, 2000 and January 31, 2000 respectively) notes
           payable to an English bank , monthly payment aggregating to
           (pound)500, maturing in March 2002, collateralized by all
           assets of the Company and a limited personal guarantee by a director               18,730             22,107

           4% above Libor rate (Libor rate was 6.3125% and 5.75% at
           April 30, 2000 and January 31, 2000 respectively) notes
           payable to an English bank, monthly payment aggregating to
           (pound) 1,333, maturing in June 2004, collateralized by all assets of the Company and unlimited multilateral guarantees between subsidiary undertakings; a quarterly loan guarantee premium of
           1 1/2% per annum is payable on 85% of the outstanding balance                     104,000            114,480

           Convertible A Note 1999-2002, with interest at 6%;
           interest due in arrears biannually on January 1 and July 1                        600,000            600,000

           Convertible B Note 1999-2002, bearing interest of 8% per
           annum for the first six months, 9% per annum for the next six months and 10% per annum thereafter; interest due in arrears
           biannually on January 1 and July 1                                                400,000            400,000

           Capital leases for vehicles, interest ranging from 10.2% - 16.9%
           with maturities through 2004                                                      149,123            165,366
                                                                                          ----------         ----------
                                                                                           2,123,048          1,599,962

           Less current maturities                                                        (1,068,944)        (1,074,185)
                                                                                          ----------         ----------
                                                                                           1,054,104            525,777
                                                                                          ==========         ==========

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

               ii) at the option of the investors for the B Notes and automatically for the A Notes, upon new equity capital resulting in proceeds to the Company of at least $4,000,000

               iii) at the option of the investors  giving 30 days notice to the
                    Company.

           The Notes may be redeemed together with accrued interest by the Company at any time during the 12 months to 16 August 2000. Any outstanding principal not converted or redeemed by the anniversary date will be redeemed at par plus interest in the year 2002 upon receipt of 30 days written notice from the Company or the Investors.

           In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited, the principal shareholder, to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

           In view of the Company's present status with regard to its equity and/or debt offerings, it is probable that the Convertible A and B Notes will be converted within the next twelve months. Accordingly, the Notes have been disclosed as repayable within current maturities.

           Scheduled maturities of long-term obligation are as follows:

           Period ending April 30,                                    $

           2001                                                   1,068,944
           2002                                                      61,223
           2003                                                      83,193
           2004                                                      54,333
           2005                                                       4,160
           Thereafter                                               851,195
                                                                  ---------
                                                                  2,123,048
                                                                  =========

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The Company leases vehicles under non-cancellable capitalized leases.

                                                    April 30,        January 31,
                                                     2000               2000
                                                  (unaudited)        (audited)
                                                       $                  $
           Vehicles                                217,965            226,348
           Less accumulated depreciation           (43,437)           (30,958)
                                           ------------------ ------------------
                                                   174,528            195,390
                                           ================== ==================

           The following is a schedule by periods of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as at April 30, 2000.

           Period ending April 30,                                    $

           2001                                                    48,878
           2002                                                    41,522
           2003                                                    66,751
           2004                                                    31,788
           Thereafter                                                   -
                                                            ------------------
                                                                  188,939
           Less amount representing interest                      (39,816)
                                                            ------------------
           Present value of net minimum lease payments            149,123
                                                            ==================

           The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5)
non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
(8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
(11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A or the Securities Act 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3151-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops and sells software (under the brand name INVU) for the electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200 ViewSafe, and Series 2000 (formerly WEBFAST), the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. For its personal user (SOHO - small office / home office) market, the Company envisages its marketing will mainly target software retailers for INVU WebServant and FileServant.

         Throughout the quarter ended April 30, 2000, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO market commenced in January 1999. Management was satisfied with the initial response to this product, but in view of comments and advice received from retailers they decideded to re-launch more suitably packaged and targeted products for the personal user market. Two new products were released to retailers in March 2000. The first, "WebServant," enables web users to quickly and easily build a personal library from the internet with a competitive price of less than $50. This product's key features are the simple downloading, storing and organization of web pages, enabling on or off line browsing and fast retrieval of previously stored information. The second product, "FileServant," is a re-launch of the original INVU SOLO product with additional features including the aforementioned web technology. Both these products are now on sale in the major retail outlets in the U.K. and early indications suggest increased sales results will accrue.

         The first production release of INVU Series 100, Series 200 (formerly INVU PRO), and ViewSafe (collectively known as "the professional range of products") was made on October 5, 1999 to an exclusive distributor in the United Kingdom, and sales to end users were anticipated in October 1999. However, the exclusive distributor went into administrative receivership in October 1999 before any product orders had been fulfilled. Although no significant financial loss has accrued to the Company, the closure of this distribution outlet has meant a change in sales and marketing strategy in the United Kingdom. In response, Management has decided to directly recruit resellers while also pursuing non-exclusive distributors for the products. The number of early resellers sign-ups has been encouraging, particularly the adoption of the product by Northampton Chamber of Commerce for distribution to their member companies and to other Chambers of Commerce throughout the U.K.

         As a consequence of initial marketing activities associated with the launch of the Company's professional range of products, end user inquiries have been received. These inquiries are now being pursued by our expanding team of sales personnel and end user sales have been recorded during the current quarter. The Company now has a number of high profile customers including Barclays Life (a pensions subsidiary of a UK bank), Sussex Police (a large law enforcement agency in the south of U.K.), Williams PLC (a major engineering group) and Siemens Traffic Controls Systems (a subsidiary of Siemens Group). Management believes that its direct sales team and newly recruited resellers will generate sales during the second half of year 2000.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed, and Management now estimates that this product will be released in late 2000 and predominantly aimed at large corporate users.

          INVU software engineers have also successfully developed a prototype information management internet service. This service will allow advanced internet information management within fully encrypted secure databases. Individuals and corporations will be able to store their documents on an INVU web site and access and update them via password controls from anywhere in the world. Development work continues on this project, and Management anticipates a release date later in 2000 or early in 2001.

         Throughout the current quarter, Management has continued to develop relationships with potential investors. This has resulted in agreements to provide additional funding as described in "financing managements plan of operations".

         Results of Operations

         The following is a discussion of the results of operations for the three months ended April 30, 2000, compared with the three months ended April 30, 1999, and changes in financial condition during the three month period ended April 30, 2000.

         The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no significant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the three months ended April 30, 2000 were $12,943 which compares to $18,916 sales for the three months ended April 30, 1999. Actual shipments of FileServant and WebServant to retailers amounted to $48,904 but did not appear in store until mid April 2000 and sales are only recognised upon sale to consumers. The Company's strategy to sell its professional range of products via VARs (value added resellers) will require time to sign up the requisite number of dealers. However, the Company has already registered a number of accredited resellers throughout the UK and Ireland, and sales leads have been generated from a variety of companies. Management is also encouraged by the interest shown in its products from large multi-national companies, for whom the Company has given product demonstrations and received inquiries. The net loss for the three months ended April 30, 2000 was $523,517, which exceeds the net loss for the corresponding period in 1999 of $283,387 due to increases in selling and distribution costs of $119,833, administrative costs of $77,481, research and development costs of $17,007, and production costs of $2,136 .

         Selling and distribution expenditures reflect the Company's continued investment in personnel and sales and marketing activities, including trade shows, product launch and advertising costs. As the Company moves from development stage to an operational stage, the administrative infrastructure has been expanded to cope with the additional demands placed on the business. A number of additional support staff have been employed and the Company moved into larger premises in March 2000. Accompanying this move was an increase in rental costs. Further technical support resources have been acquired to ensure adequate testing of new products, reseller support, and further product development work.

         In the three month period ended April 30, 2000, the Company incurred net interest expense of $31,317 compared with net interest expense of $13,617 for the three month period ended April 30, 1999. On August 23, 1999, the Company raised $1,000,000 in a private placement of Convertible Notes that bear interest at rates between 6% and 10%, as described below. These loans and notes together with increased bank facilities and loans have therefore resulted in greater interest payments.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $127,657 at April 30, 2000, an increase of $66,241 compared to $61,416 at January 31, 2000. Working capital was negative $1,752,382 as of April 30, 2000, compared with negative $1,750,749 as of January 31, 2000. These changes are due to increases in accounts receivable, inventories and prepaid expenses, and corresponding additions to accounts payable and accrued liabilities, with a decrease in short term credit facilities and current maturities of long term liabilities.

         Total assets of the Company were $406,412 at April 30, 2000, an increase of $118,237 compared to $288,175 at January 31, 2000. This is attributable to increases in fixed assets of $51,996 and current assets of $66,241.

         The total current liabilities of the Company increased by $67,874 from $1,812,165 at January 31, 2000 to $1,880,039 at April 30, 2000. The change in current liabilities is due to an increase in accounts payable and accrued liabilities of $158,327 and a fall in short-term credit facilities and current maturities of long-term obligations of $90,453. This, together with the increase in long-term obligations less current maturities, reflects the replacement of short-term facilities with long term funding. Long-term obligations less current maturities were $1,054,104 at April 30, 2000 compared to $525,777 at January 31, 2000, mainly due to additional non-interest unsecured loan from a private investor of $571,500.

         Total stockholders' equity decreased by $477,964 during the three month period ended April 30, 2000 from a deficit of $2,049,767 at January 31, 2000 to a deficit of $2,527,731 at April 30, 2000. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

                  Financing Management's Plan of Operation

         As of February 2, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999 the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000 under "Item 1. Description of Business - The First Financing Transaction and The Second Financing Transaction." In addition, the Company has a $468,000, 10% short-term credit facility with an English bank. The amount drawn against the facility as of April 30, 2000 was $328,035. This facility was due on May 31, 2000, however, the bank has thus far allowed the Company to continue with the facility. In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date.

         In March 2000, the Company announced the appointment of Merrion as corporate finance advisors to the Company. Merrion will advise and assist the Company in implementing its corporate strategy and has agreed to use its best efforts to raise $10,000,000 in a private placement. This placement is subject to certain conditions. Subject to compliance with applicable securities laws, this placement is contemplated to commence in the third quarter of this fiscal year.


         As of May 1, 2000, the Company entered into a Convertible Debenture Purchase Agreement, as amended as of May 22, 2000 (the "GEM Agreement"), pursuant to which the Company will raise $5,000,000 by issuing convertible debentures in the principal amount of $5,000,000 and warrants to purchase company common stock. The Company must first satisfy certain conditions, including the effectiveness of a registration statement (the "Registration Statement") registering the resale of the shares of the Company's common stock underlying the convertible debentures and warrants. The Registration Statement will be prepared at the Company's expense. See "Part II - Item 2."

         As a result of entering into the GEM Agreement, Anglo Irish Bank of Dublin, Ireland has indicated to the Company that it may provide a short-term "bridge facility" in the sum of $790,000. Management believes that this facility should be available by June 30, 2000 subject to satisfactory review of the GEM Agreement by Anglo Irish. Management has enetered into a letter of intent to purchase the business known as "EasiFile" from PeopleDoc Limited. The proposed purchase covers the sales and marketing rights to the EasiFile product, the EasiFile trade and domain names, and the Company assuming support for the EasiFile resellers and customers base. The transaction is subject to several conditions including the negotiation and execution of the definitive agreements relating to this transaction. In this regard, Management intends to use part of the proceeds contemplated to be received from the Anglo Irish Bank of Dublin bridge facility to fund the transaction, however, as described above, the receipt of this facility is itself subject to certain conditions, including conditions related to the GEM Agreement.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

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

         The opposition case with Sension began on September 1, 1998 and has been assigned case number 48943. As of April 14, 2000, Sension Limited had yet to file with the United Kingdom Trademark Registry (the "Trademark Registry") evidence regarding their opposition of the "INVU" mark or to apply for an extension of time to do so. In response, the Registrar of the Trademark Registry issued a letter to their legal representatives stating that the case was ready for a decision based upon the Company's evidence and statutory declarations. Sension alleges that they have an earlier trademark right. The Company contends that it has an earlier date of first use than Sension.

         The Company believes that it will prevail on both matters.

Item 2.  Changes in Securities.

     As of May 1, 2000 the Company entered into a Convertible Debenture Purchase Agreement, as amended as of May 22, 2000 (the "GEM Agreement"), with United Kingdom-based firm Global Emerging Markets Inc. and related parties ("GEM") pursuant to which the Company, upon the satisfaction of certain conditions by the Company set forth in the GEM Agreement, will issue convertible debentures (the "Debentures") in the principal amount of $5 million and warrants (the "Warrants") to purchase shares of Company common stock.

     Upon execution of the GEM Agreement, GEM advanced the Company $100,000 pursuant to a demand note (the "Note"). The Note bears interest at the rate of 3% per annum, which will increase to 15% if payment on demand is not made. In addition, if payment is not made upon demand, the Note is convertible into shares of INVU common stock at substantially the same price as the Debentures, as described below.

         Debentures in the principal amount of $2.5 million will be issued to GEM upon satisfaction by the Company of certain conditions, including, (1) effectiveness of a registration statement filed by the Company under the United States Securities Act of 1933 registering the resale of the shares of the Company's common stock underlying the Debentures and the Warrants within 190 days of the date of the GEM Agreement, and (2) the Company's common stock having an average closing bid price in excess of $1.00 for 30 trading days immediately prior to the closing date. A second tranche of Debentures with principal amount of $2.5 million will be issued to GEM 120 days later. The Company is required to complete the registration within a 190-day period as set forth in the GEM Agreement.

         The Debentures will have a term of three years and bear interest at the rate of 3% per annum, payable in cash or securities at the time of conversion. The Debentures may be converted at any time into shares of the Company's common stock and will automatically be converted upon maturity at a price equal to the lesser of (x) the lower of $1.875 or 125% of the average of the closing bid prices for the Company's common stock for the five trading days immediately prior to the closing of the transaction, or (y) 75% of the average of the three lowest closing bid prices for the Company's common stock during the thirty day period prior to conversion.

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

         Subject to the above conditions, the Debentures and Warrants will be sold pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933. The Company believes that it is able to utilize such an exemption because the transaction is not a public offering. The Debentures and Warrants will be purchased by and issued to GEM alone, which has represented that it is acquiring the Debentures and Warrants for investment purposes without a view to distributing or reselling the Debentures and Warrants except in compliance with applicable federal and state securities laws.

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     Mr. David Andrews was elected as a Non-Executive Director in February, 2000. Mr. Andrews has served as a politician in the Irish Parliament for over thirty-five years. He was appointed as a Minister in 1977 and has held several ministerial positions, including Justice, Marine, Defense and Foreign Affairs. In particular, Mr. Andrews was appointed the Minister of Foreign Affairs of Ireland in 1992 and reappointed in 1997. In addition, he has served since 1999 as the chairman in Office of the Council of Europe.

Item 6.  Exhibits and Reports on Form 8-K.

     None

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1 Convertible Debenture Purchase Agreement, dated as of May 1, 2000, by and among the Company and the Purchasers listed on Schedule 1 thereof (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.2 Form of 3 Percent Convertible Debenture by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.3     Form of Warrant by and between the Company and the Purchasers listed on
         Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.4 Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.5 Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Ltd. and Turbo International Ltd. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.6 Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (incorporated by reference to
         Exhibit 10.22 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.7 Schedules to the Convertible Debenture Purchase Agreement, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.8 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.9* Amendment Number One to the Convertible Debenture Purchase Agreement, dated May 22, 2000, by and among the Company, GEM Global Yield Fund, Ltd. and Turbo International, Ltd. (Exhibit 10.9).

27*      Financial Data Schedule (Exhibit 27).

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INVU, INC.
                             (Issuer)



Date:    June 19, 2000  By:  /s/ David Morgan
                             ---------------------------------------------------
                             David Morgan, President and Chief Executive Officer
                             (Principal Executive Officer)


Date:    June 19, 2000  By:  /s/ John Agostini
                             ---------------------------------------------------
                             John Agostini, Vice President-Chief Financial
                             Officer and Secretary (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a)  Exhibits

Exhibit
Number                             Description of Exhibit
-------                            ----------------------

10.1 Convertible Debenture Purchase Agreement, dated as of May 1, 2000, by and among the Company and the Purchasers listed on Schedule 1 thereof (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.2 Form of 3 Percent Convertible Debenture by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.3     Form of Warrant by and between the Company and the Purchasers listed on
         Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.4 Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.5 Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Ltd. and Turbo International Ltd. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.6 Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (incorporated by reference to
         Exhibit 10.22 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.7 Schedules to the Convertible Debenture Purchase Agreement, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.8 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.9* Amendment Number One to the Convertible Debenture Purchase Agreement, dated May 22, 2000, by and among the Company, GEM Global Yield Fund, Ltd. and Turbo International, Ltd. (Exhibit 10.9).

27*      Financial Data Schedule (Exhibit 27).

*Filed herewith