Form 10QSB
period 2000-07-31
INVU INC
filed 2000-09-19
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                               ------------------

(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000

[__] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO


Commission File No. 00-22661

                                   INVU, INC.
          (Exact name of small business issuer as specified in charter)

          Colorado                                       84-1135638
-------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
   of incorporation)

The Beren, Blisworth Hill Farm
Stoke Road
Blisworth, Northamptonshire                               NN7 3DB
-------------------------------------------------------------------------------
(Address of principal                                  (Postal Code)
 executive offices)

         Issuer's telephone number, including area code: (01604) 859893
                                                         --------------

-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X        NO
                                                    -------        -----------

As of September 13, 2000 there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES             NO   X
     -------       ------


                                                                  INVU, INC.

                                                                July 31, 2000

                                                                    INDEX

                                                                                                                  Page No.

PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of July 31, 2000......................................................F-1

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

SIGNATURES.............................................................................................................S-1

Exhibit Index..........................................................................................................E-1

                                        2




INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS




                                                                                           July 31,        January 31,
                                                                                               2000               2000
                                                                                        (unaudited)          (audited)
                                                                                                  $                  $

           ASSETS

           Current assets
           Accounts receivable:

             Trade, net                                                                      63,319              1,916
             VAT recoverable and other                                                       32,452             22,000
           Inventories                                                                       58,158             25,110
           Prepaid expenses                                                                  21,912             12,390
                                                                                        -----------        -----------
           Total current assets                                                             175,841             61,416

           Equipment, furniture and fixtures
           Computer equipment                                                                53,833             42,450
           Vehicles                                                                         259,082            226,348
           Office furniture and fixtures                                                    102,491             31,096
                                                                                        -----------        -----------
                                                                                            415,406            299,894

           Less accumulated depreciation                                                    109,196             73,135

                                                                                        -----------        -----------
                                                                                            306,210            226,759

                                                                                        -----------        -----------
                                                                                            482,051            288,175
                                                                                        ===========        ===========
           LIABILITIES
           Current liabilities
           Short-term credit facility                                                       744,050            413,247
           Current maturities of long-term obligations                                    1,169,421          1,074,185
           Accounts payable                                                                 292,901            126,204
           Accrued liabilities                                                              195,715            198,529

                                                                                        -----------        -----------
           Total current liabilities                                                      2,402,087          1,812,165


           Long-term obligations, less current maturities                                 1,053,109            525,777

           Deficit in stockholders' equity
           Preferred stock, no par value
           Authorised - 20,000,000 shares; nil shares issued and outstanding                      -                  -
           Common stock, no par value
           Authorised - 100,000,000 shares; issued and outstanding
           - 30,206,896 shares                                                              288,355            288,355
           Accumulated other comprehensive income                                           118,022              6,844
           Accumulated deficit during the development stage                              (3,379,522)        (2,344,966)

                                                                                        ------------       ------------
                                                                                         (2,973,145)        (2,049,767)

                                                                                             482,051            288,175
                                                                                        ============       ============


           The accompanying notes are an integral part of these statements


INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS
For the periods ended
                                                                                                                  February 18, 1997
                                            For the three months ended           For the six months ended                  (date of
                                             July 31,         July 31,            July 31,        July 31,            inception) to
                                                 2000             1999                2000            1999            July 31, 2000
                                          (unaudited)      (unaudited)         (unaudited)     (unaudited)              (unaudited)
                                                    $                $                   $               $                        $

Revenues                                       41,376              897              54,319          19,813                   80,312
Expenses:
Production costs                               14,265            1,676              23,135           8,410                  238,293
Selling and distribution costs                205,750           32,437             398,339         105,193                  770,933
Research and development costs                 59,470           94,033             122,602         140,158                  509,727
Administrative costs                          246,136          145,969             486,688         309,040                1,795,619
                                          -----------      -----------         -----------      ----------        ------------------
Total operating expenses                      525,621          274,115           1,030,764         562,801                3,314,572


Operating loss                               (484,245)        (273,218)           (976,445)       (542,988)              (3,234,260)

Other income (expense)
Interest, net                                 (26,794)         (13,700)            (58,111)        (27,317)                (147,625)
Other                                               -                -                   -               -                    2,363
                                           -----------      -----------         -----------      ----------        -----------------
Total other income (expense)                  (26,794)         (13,700)            (58,111)        (27,317)                (145,262)

Loss before income taxes                     (511,039)        (286,918)         (1,034,556)       (570,305)              (3,379,522)
Income taxes                                        -                -                   -               -                        -
                                           -----------      -----------         -----------      ----------        -----------------
Net loss                                     (511,039)        (286,918)         (1,034,556)       (570,305)              (3,379,522)
                                           ===========      ===========         ===========     ===========        =================

Weighted average shares outstanding:
Basic and Diluted                          30,206,896       30,206,896          30,206,896      30,206,896               30,206,896
                                           ===========      ===========         ===========     ===========        =================
Net loss per common share:
Basic and Diluted                              (0.02)            (0.01)              (0.03)          (0.02)                   (0.11)
                                           ===========      ===========         ===========     ===========        =================



The accompanying notes are an integral part of these statements.


INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY


                                                                                    Accumulated
                                                                                          other
                                             Common stock          Accumulated    Comprehensive                Comprehensive
                                         Shares         Amount         deficit           income        Total          Income
                                                             $               $              $              $               $

February 18, 1997
 (date of inception)                          -              -               -              -              -

Issuance of common stock
 ($1.64 per share)                      176,000        288,640               -              -        288,640


Reclassification of $1.64
 common stock                          (176,000)      (288,640)              -              -       (288,640)

Issuance of no par common stock in
connection with reverse acquisition  28,696,552        288,355               -              -        288,355

Issuance of common stock
  ($0.50 per share)                   1,510,344        750,000               -              -        750,000

Reverse acquisition transaction
 costs                                        -       (750,000)              -              -       (750,000)


Comprehensive income:
  Foreign currency translation
    adjustment                                -              -               -            440            440                    440
  Net loss during the period                  -              -        (217,153)             -       (217,153)              (217,153)
                                                                                                                     ---------------
Total comprehensive loss                                                                                                   (216,713)

Balance at January 31, 1998          30,206,896        288,355        (217,153)           440         71,642


Comprehensive income:
  Foreign currency translation
    adjustment                                -              -               -          8,655          8,655                  8,655
  Net loss during the year                    -              -        (694,809)              -      (694,809)              (694,809)
                                                                                                                     ---------------
Total comprehensive loss                                                                                                   (686,154)

Balance at January 31, 1999          30,206,896        288,355        (911,962)          9,095      (614,512)




The accompanying notes are an integral part of these statements.


INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                         Accumulated
                                                                                               other
                                                     Common stock         Accumulated  comprehensive                  Comprehensive
                                                Shares         Amount         deficit         income           Total         income
                                                                    $               $              $               $              $


Comprehensive income:
  Foreign currency translation adjustment            -              -               -        (2,251)         (2,251)        (2,251)
  Net loss during the year                           -              -      (1,433,004)            -      (1,433,004)    (1,433,004)
                                                                                                                        -----------
Total comprehensive loss                                                                                                (1,435,255)
                                           -----------      ---------     ------------ -------------     -----------    ===========
Balance at January 31, 2000                 30,206,896        288,355      (2,344,966)        6,844      (2,049,767)

Comprehensive income:
  Foreign currency translation adjustment            -              -               -       111,178         111,178        111,178
  (unaudited)
  Net loss during the period (unaudited)             -              -      (1,034,556)            -      (1,034,556)    (1,034,556)
                                                                                                                        -----------
Total comprehensive loss                                                                                                  (923,378)
                                           -----------      ---------     ------------ ------------      -----------    ===========
Balance at July 31, 2000 (unaudited)        30,206,896        288,355      (3,379,522)      118,022      (2,973,145)
                                           ===========      =========     ============ ============      ===========







The accompanying notes are an integral part of these statements.


INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            Feb 18, 1997
                                                       For the six        For the six           (date of
                                                      months ended       months ended      inception) to
                                                     July 31, 2000      July 31, 1999      July 31, 2000
                                                       (unaudited)        (unaudited)        (unaudited)
                                                                 $                  $                  $
Net cash flows used in operating activities
 Net loss during the period                            (1,034,556)          (570,305)        (3,379,522)
 Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation                                             42,862             15,866            126,967
  Accounts receivable                                     (76,082)           (17,800)           (99,824)
  Inventories                                             (36,072)             1,635            (65,504)
  Prepaid expenses                                        (10,788)             2,596            (23,610)
  Accounts payable                                        181,913             65,461            308,775
  Accrued liabilities                                      12,288             (2,192)           211,159

Net cash used in operating activities                    (920,435)          (504,739)        (2,921,559)

Cash flows used in investing activities:
 Acquisitions of property and equipment                   (96,281)           (12,484)          (229,534)
 Disposals of property and equipment                            -                  -             19,356

Net cash used in investing activities                     (96,281)           (12,484)          (210,178)

Cash flows provided by financing activities:
 Short-term credit facility                               373,460            (58,384)           784,026
 Borrowings received from notes payable                   762,570            591,300          3,568,564
 Repayment of borrowings                                  (83,623)           (10,794)        (1,439,979)
 Principal payments on capital leases                     (21,041)            (4,899)           (54,275)
 Proceeds from issuance of stock                                -                  -            288,640


 Net cash provided by financing activities              1,031,366            517,223          3,146,976

 Effect of exchange rate changes on cash                  (14,650)                 -            (15,239)

 Net increase in cash                                           -                  -                  -

 Cash at beginning of period                                    -                  -                  -

 Cash at end of period                                          -                  -                  -

 Supplemental disclosure of
 Cash flow information:
 Cash paid during the period for:
  Interest                                                 58,100             26,800            147,300
  Income taxes                                                  -                  -                  -



 The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS

The interim financial statements presented herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required for complete audited financial statements. These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's filing on 10-KSB for the year ended January 31, 2000. In the opinion of management, the accompanying unaudited consolidated financial statements of INVU, Inc. and Subsidiaries (the Company) contain all adjustments (consisting of only normal recurring adjustments) necessary to fairly present the Company's financial position as of July 31, 2000 and the results of operations for the period of February 18, 1997 (date of inception) to July 31, 2000 and for the three and six month periods ended July 31, 2000 and 1999, and cash flows for the six month periods ended July 31, 2000 and 1999 and the period of February 18, 1997 (date of inception) to July 31, 2000. The interim financial statements should be read in conjunction with the following explanatory notes. The results of operations for the periods presented may not be indicative of the results that may be expected for the full fiscal year.

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

NOTE C - INVENTORIES

Inventories consist of the following:

                                                  July 31,       January 31,
                                                      2000              2000
                                                unaudited)         (audited)
                                                         $                 $

Licensed goods                                      19,222            25,110
Goods for resale                                    38,936                 -
                                                ----------       -----------
                                                    58,158            25,110
                                                ==========       ===========

Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

NOTE D - short-term credit facility

The  Company  has a  $1,200,000  ((pound)800,000)  (January  31,  2000  $486,000
((pound)300,000)) 7.5% (January 31, 2000 10%) short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility was $744,050 ((pound)496,033) at July 31, 2000, ($413,247
((pound)255,091) at January 31, 2000). The amount drawn is payable on demand at the bank's discretion.

NOTE E - long-term obligations

Long-term obligations at July 31, 2000 and January 31, 2000.

                                                                                           July 31,        January 31,
                                                                                               2000               2000
                                                                                        (unaudited)          (audited)
                                                                                                  $                  $

Non-interest bearing, unsecured loans from an individual, no
stated maturity date                                                                        840,957            298,009

4% above Libor rate (Libor rate was 6.1875% and 5.75% at
July 31, 2000 and January 31, 2000 respectively) notes
Payable to an English bank , monthly payment aggregating to
(pound)500, maturing in March 2002, collateralized by all assets of the
Company and a limited personal guarantee by a director                                       10,000             22,107

4% above Libor rate (Libor rate was 6.1875% and 5.75% at
July 31, 2000 and January 31, 2000 respectively) notes
Payable to an English bank, monthly payment aggregating to
(pound)1,333, maturing in June 2004, collateralized by all assets of the
Company and unlimited multilateral guarantees between
subsidiary undertakings; a quarterly loan guarantee premium of
1 1/2% per annum is payable on 85% of the outstanding balance                                94,000            114,480


Convertible A Note 1999-2002, with interest at 6%;
Interest due in arrears biannually on January 1 and July 1 (1)                              600,000            600,000

Convertible B Note 1999-2002, bearing interest of 8% per
annum for the first six months, 9% per annum for the next six
Months and 10% per annum thereafter; interest due in arrears
biannually on January 1 and July 1 (1)                                                      400,000            400,000



Unsecured loan advance from a potential investor repayable on
demand bearing interest of 3% per annum                                                     100,269                  -

Capital leases for vehicles, interest ranging from 10.2% - 16.9%
with maturities through 2004                                                                177,304            165,366


                                                                                        -----------         ----------
                                                                                          2,222,530          1,599,962




Less current maturities                                                                  (1,169,421)        (1,074,185)
                                                                                        -------------       -----------
                                                                                          1,053,109            525,777
                                                                                        =============       ===========






(1) All corporate and individual investors are minority shareholders in the Company.

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

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

In view of the Company's present status with regard to its equity and/or debt offerings, it is probable that the Convertible A and B notes will be converted within the next twelve months. Accordingly, the notes have been disclosed as repayable within current maturities.

Scheduled maturities of long-term obligation are as follows:


Period ending July 31,                                                    $

2001                                                              1,169,421
2002                                                                 61,090
2003                                                                103,698
2004                                                                 47,364
2005                                                                      -
Thereafter                                                          840,957
                                                                  ---------
                                                                  2,222,530
                                                                  =========

The Company leases vehicles under non-cancellable capitalized leases.

                                                  July 31,        January 31,
                                                      2000               2000
                                               (unaudited)          (audited)
                                                         $                  $

Vehicles                                           259,082            226,348

Less accumulated depreciation                      (54,865)           (30,958)
                                                -----------       ------------
                                                   204,217            195,390
                                                ===========       ============

The following is a schedule by periods of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as at July 31, 2000.

Period ending July 31,                                                      $

2001                                                                   56,723
2002                                                                   51,995
2003                                                                   90,297
2004                                                                   26,532
Thereafter                                                                  -
                                                                      -------
                                                                      225,547
Less amount representing interest                                     (48,243)
                                                                      -------
Present value of net minimum lease payments                           177,304
                                                                      =======


The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5)
non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
(8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
(11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3151-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops and sells software (under the brand name INVU) for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200 ViewSafe, and Series 2000 (formerly WEBFAST), the Company is targetting small to medium sized enterprises ("SMEs") and departmental users in organizations via distributors and resellers. For its personal user (SOHO - small office / home office
("SOHO")) market, the Company envisages its marketing will mainly target software retailers for INVU WebServant and FileServant.

         Throughout the half year ended July 31, 2000, the Company continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO market commenced in January 1999. Management was satisfied with the initial response to this product, but in view of comments and advice received from retailers, decided to re-launch more suitably packaged and targeted products for the personal user market. Two new products were released to retailers in March 2000. The first, "WebServant," enables web users to quickly and easily build a personal library from the internet with a competitive price of less than

$50. This product's key features are the simple downloading, storing and organization of web pages, enabling on or off-line browsing and fast retrieval of previously stored information. The second product, "FileServant," is a re-launch of the original INVU SOLO product with additional features including the aforementioned web technology. Both these products are now on sale in the retail outlets in the U.K. and two major in-store product promotions have generated increased sales and, management believes, brand awareness. The anticipated funding in quarter three will provide the Company with the resources to add further impetus to its retail marketing strategy.

         The first production release of INVU Series 100, Series 200 (formerly INVU PRO), and ViewSafe (collectively known as "the professional range of products") was made on October 5, 1999 to an exclusive distributor in the United Kingdom, and sales to end users were anticipated in October 1999. However, the exclusive distributor went into administrative receivership in October 1999 before any product orders had been fulfilled. Although no significant financial loss has accrued to the Company, the closure of this distribution outlet has meant a change in sales and marketing strategy in the United Kingdom. In response, management decided to directly recruit resellers while also pursuing non-exclusive distributors for the products. The number of early resellers sign-ups has been encouraging with over 30 INVU resellers already recruited. The adoption of the product by Northampton Chamber of Commerce for distribution to their member companies and to other Chambers of Commerce throughout the U.K. has been similarly satisfying. Management expects the impact of sales through the Chamber of Commerce to be significant. With 1500 member companies in the County of Northamptonshire alone and 180,000 member enterprises throughout the United Kingdom, this potentially huge sales opportunity is being very actively pursued. The Company expects its first orders during quarter three 2000.

         Most of the recruited resellers now have a pipeline of end-user opportunities which they are actively pursuing with the involvement of Company sales personnel. The level of end user inquiries is constantly growing and these inquiries are now being converted into sales at a steadily increasing rate. The Company now has a number of high profile end user sites including Barclays Life (a pensions subsidiary of a UK bank), Sussex Police (a large law enforcement agency in the south of U.K.), Williams PLC (a major engineering group) and Siemens Traffic Controls Systems (a subsidiary of Siemens Group). In addition, management believes that there are a growing number of SME companies for which the INVU range of products are ideally suited. The Company's sales team is targeting these enterprises. Management believes that its direct sales team and expanding reseller base will continue to generate steadily increasing sales levels during the second half of year 2000.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU range of products. This allows INVU products to be linked to any other Windows(TM) based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts application. This is achieved without the need for further software development, and gives INVU resellers the ability to add considerable value to the INVU offering without the difficulty of hiring and managing development programmers. Management believes that this tool gives the Company a significant competitive advantage. It is anticipated that sales of this product will commence in quarter three 2000.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed, and management now estimates that this product will be released in late 2000 and predominantly aimed at large corporate users.

          Company software engineers have also successfully developed a prototype information management internet service. This service will allow advanced internet information management within fully encrypted secure databases. Individuals and corporations will be able to store their documents on an INVU web site and access and update them in real time, via password controls, from anywhere in the world. Development work continues on this project, and management anticipates a release date early in 2001.

         Throughout the current quarter, management has continued to develop relationships with potential investors. This has resulted in proposals to provide additional funding as described in "Financing Management's Plan of Operations."

         Results of Operations

         The following is a discussion of the results of operations for the six months ended July 31, 2000, compared with the six months ended July 31, 1999, and changes in financial condition during the six month period ended July 31, 2000.

        The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no significant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the six months ended July 31, 2000 were $54,319 which compares to $19,813 sales for the six months ended July 31, 1999. In addition, sales with a value of $66,284 have been deferred to future periods. The Company's strategy to sell its professional range of products via VARs (value added resellers) has taken time to sign up the requisite number of dealers. However, the Company has now registered over 30 resellers throughout the UK and Ireland, and sales leads are now being generated from a variety of end user companies. Management is also encouraged by the interest shown in its products by large multi-national companies with specific requirements for a functionally rich product at a very competitive price. The net loss for the six months ended July 31, 2000 was $1,034,556, which exceeds the net loss for the corresponding period in 1999 of $570,305 due to increases in selling and distribution costs of $293,146 , administrative costs of $177,648, production costs of $14,725, interest expense of $30,794, and a decrease in research and development costs of $17,556.

         Selling and distribution expenditures reflect the Company's continued investment in personnel and sales and marketing activities, including trade shows, product launch and advertising costs. The position of Sales and Marketing Director was filled in July with the appointment of Jon Halestrap, a highly experienced information management professional.

          As the Company moves from development stage to an operational stage, the administrative infrastructure has been expanded to cope with the additional demands placed on the business. A number of additional support staff have been employed and the Company moved into larger premises in March 2000. Accompanying this move was an increase in premises and infrastructure costs. In addition, the emphasis on fundraising to support the Company's growth strategy has generated considerable fees from the Company's professional advisors. This significant expense, however, should be compared to the anticipated inflow of investment in quarter three 2000.

          Further technical support resources have been acquired to ensure adequate testing of new products, reseller support, and further product development work. Further additions to technical personnel are planned in quarter three 2000.

         In the six month period ended July 31, 2000, the Company incurred net interest expense of $58,111 compared with net interest expense of $27,317 for the six month period ended July 31, 1999. On August 23, 1999, the Company raised $1,000,000 in a private placement of Convertible Notes that bear interest at rates between 6% and 10%, as described below. These loans and notes together with increased bank facilities and loans have, therefore, resulted in greater interest payments.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $175,841 at July 31, 2000, an increase of $114,425 compared to $61,416 at January 31, 2000. Working capital was negative $2,226,246 as of July 31, 2000, compared with negative $1,750,749 as of January 31, 2000. These changes are due to increases in accounts receivable, inventories and prepaid expenses, and corresponding additions to accounts payable, short term credit facilities, and current maturities of long term liabilities.

         Total assets of the Company were $482,051 at July 31, 2000, an increase of $193,876 compared to $288,175 at January 31, 2000. This is attributable to increases in fixed assets of $79,451 and current assets of $114,425.

         The total current liabilities of the Company increased by $589,922 from $1,812,165 at January 31, 2000 to $2,402,087 at July 31, 2000. The change in current liabilities is due to increases in accounts payable of $166,697, short-term credit facilities of $330,803 and current maturities of long-term obligations of $95,236. This, together with the increase in long-term obligations less current maturities of $527,332, reflects the Company's efforts to raise both short-term facilities and long term funding to bridge the intervening period prior to the expected investments in quarter three 2000. Long-term obligations less current maturities were $1,053,109 at July 31, 2000 compared to $525,777 at January 31, 2000, mainly due to an additional non-interest unsecured loan from a private investor of $571,500.

         Total stockholders' equity decreased by $923,378 during the six month period ended July 31, 2000 from a deficit of $2,049,767 at January 31, 2000 to a deficit of $2,973,145 at July 31, 2000. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period from now to sales maturity.

                  Financing Management's Plan of Operation

         As of February 2, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999, the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000 under "Item 1. Description of Business - The First Financing Transaction and The Second Financing Transaction." In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date. In addition, the Company had a $468,000, 10% short-term credit facility with an English bank. On July 27, 2000, this facility was replaced with a $1,200,000, 7.5% short-term credit facility with another English bank. The amount drawn against the facility as of July 31, 2000 was $744,050. This amount is due for review in July 2001 and is secured by the Company's subsidiaries' cross guarantees and a corporate guarantee from Vertical Investments Limited, a company in which Daniel Goldman, a director, has a beneficial interest.

         In March 2000, the Company retained a placement agent to advise and assist the Company in conducting a private placement. It is anticipated that the placement will occur during the third quarter of this fiscal year and raise approximately $10,000,000. Any securities offered in such placement will not be or will not have been registered under the Securities Act, as amended, and thus may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements.

         In July 2000, the Company and GEM Global Yield Fund Limited ("GEM") had reached an agreement to amend and restate a Convertible Debenture Purchase Agreement to reflect certain changes following discussions with the staff of the Securities and Exchange Commission (the "SEC"). Prior to finalization of the amended agreement and the Form S-1 registration statement to be filed with the SEC pursuant thereto, the Company's was informed by GEM that GEM wanted to reduce the principal amount of debentures to be purchased pursuant to the amended agreement to US$750,000 as a result of the Company's then current share price and the trading volume in the Company's stock. The Company has communicated to GEM that it considers that such a reduction in GEM's commitment to be so material as to make it in the best interest of the Company not to proceed with a financing transaction with GEM at this reduced transaction amount.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     There were no legal proceedings for the quarter ended July 31, 2000 but reference is made to Part II Item 1 of the Company's 10-QSB for the quarter ending April 30, 2000.

Item 2.  Changes in Securities.

     None

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     In July 2000, Paul O' Sullivan resigned as the Company's Chief Technical Officer and as a director. Mr. O'Sullivan intends on continuing his relationship with the Company as a consultant. Jon Halestrap was appointed Vice President of Sales and Marketing and will serve as a director.

     In July 2000, the Company and GEM Global Yield Fund Limited ("GEM") had reached an agreement to amend and restate a Convertible Debenture Purchase Agreement to reflect certain changes following discussions with the staff of the Securities and Exchange Commission (the "SEC"). Prior to finalization of the amended agreement and the Form S-1 registration statement to be filed with the SEC pursuant thereto, the Company was informed by GEM that GEM wanted to reduce the principal amount of debentures to be purchased pursuant to the amended agreement to US$750,000 as a result of the Company's then current share price and the trading volume in the Company's stock. The Company has communications to GEM that it considers that such a reduction in GEM's commitment to be so material as to make it in the best interest of the Company not to proceed with a financing transaction with GEM at this reduced transaction amount.

Item 6.  Exhibits and Reports on Form 8-K.

     None

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1* Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (Exhibit 10.1).

10.2* Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (Exhibit 10.2).

10.3* Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (Exhibit 10.3).

10.4* Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (Exhibit 10.4).

10.5* Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (Exhibit 5).

10.6* Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (Exhibit 6).

10.7* Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (Exhibit 7).

10.8* Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (Exhibit 10.8).

10.9* Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (Exhibit 10.9).

10.10 Convertible Debenture Purchase Agreement, dated as of May 1, 2000, by and among the Company and the Purchasers listed on Schedule 1 thereof (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.11 Form of 3 Percent Convertible Debenture by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.12 Form of Warrant by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.13 Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31,
          2000).

10.14 Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Ltd. and Turbo International Ltd. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.15 Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.16 Schedules to the Convertible Debenture Purchase Agreement, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.17 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.18 Amendment Number One to the Convertible Debenture Purchase Agreement, dated May 22, 2000, by and among the Company, GEM Global Yield Fund, Ltd. and Turbo International, Ltd. (Incorporated by reference to
          Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarterly period ended April 30, 2000).

27*       Financial Data Schedule (Exhibit 27).

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INVU, INC.

                                    (Issuer)

Date:    September  19, 2000             By:  /s/ David Morgan
                                             ----------------------------------
                                             David Morgan, President & Chief
                                              Executive Officer
                                             (Principal Executive Officer)


Date:     September 19, 2000             By:  /s/ John Agostini
                                             ----------------------------------
                                             John Agostini, Vice President-Chief
                                              Financial Officer & Secretary
                                             (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a)  Exhibits

Exhibit

Number                                      Description of Exhibit

10.1* Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (Exhibit 10.1).

10.2* Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (Exhibit 10.2).

10.3* Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (Exhibit 10.3).

10.4* Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (Exhibit 10.4).

10.5* Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (Exhibit 5).

10.6* Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (Exhibit 6).

10.7* Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (Exhibit 7).

10.8* Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (Exhibit 10.8).

10.9* Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (Exhibit 10.9).

10.10 Convertible Debenture Purchase Agreement, dated as of May 1, 2000, by and among the Company and the Purchasers listed on Schedule 1 thereof (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.11 Form of 3 Percent Convertible Debenture by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.18 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.12 Form of Warrant by and between the Company and the Purchasers listed on Schedule 1 of the Convertible Debenture Purchase Agreement (incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.13 Registration Rights Agreement, dated as of May 1, 2000, by and among the Company, GEM Global Yield Fund Limited and Turbo International Ltd. (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31,
          2000).

10.14 Debenture and Warrant Shares Escrow Agreement, dated as of May 1, 2000, by and among the Company, Kaplan Gottbetter & Levenson, LLP, GEM Global Yield Fund Ltd. and Turbo International Ltd. (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.15 Warrant Purchase Agreement, dated as of May 1, 2000, by and between the Company and Turbo International, Ltd. (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.16 Schedules to the Convertible Debenture Purchase Agreement, dated as of May 1, 2000 (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.17 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

10.18 Amendment Number One to the Convertible Debenture Purchase Agreement, dated May 22, 2000, by and among the Company, GEM Global Yield Fund, Ltd. and Turbo International, Ltd. (Incorporated by reference to
          Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB for the fiscal quarterly period ended April 30, 2000).

27*       Financial Data Schedule (Exhibit 27).

*Filed herewith