Form 10QSB
period 2000-10-31
INVU INC
filed 2000-12-19
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                               ------------------

(MarkOne)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                  TO              .
                                           -----------------   -------------

Commission File No. 00-22661

                                   INVU, INC.
          (Exact name of small business issuer as specified in charter)

          Colorado                                     84-1135638
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

                                                YES    X        NO
                                                    ------         --------

As of December 15, 2000 there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO    X
    -----------      ----------

                                   INVU, INC.

                                October 31, 2000

                                      INDEX

                                                                                                                     Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of October 31, 2000...................................................F-1

                  Consolidated Statements of Operations................................................................F-2

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-6

                  Notes to Financial Statements........................................................................F-7

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










INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS



                                                                               October 31,       January 31,
                                                                                      2000              2000
                                                                               (unaudited)         (audited)
                                                                                         $                 $

ASSETS

Current assets

Cash                                                                                     -                 -
Accounts receivable:
  Trade, net                                                                       200,889             1,916
  VAT recoverable and other                                                        119,947            22,000
Inventories                                                                         45,623            25,110
Prepaid expenses                                                                    70,441            12,390

                                                                         -------------------------------------
Total current assets                                                               436,900            61,416

Equipment, furniture and fixtures
Computer equipment                                                                  73,465            42,450
Vehicles                                                                           287,767           226,348
Office furniture and fixtures                                                      101,573            31,096

                                                                           ---------------      --------------
                                                                                   462,805           299,894

Less accumulated depreciation                                                      132,869            73,135
                                                                           ---------------      --------------
                                                                                   329,936           226,759
                                                                           ---------------      --------------
                                                                                   766,836           288,175
                                                                           ===============      ==============
LIABILITIES

Current liabilities
Short-term credit facility                                                       1,295,914           413,247
Current maturities of long-term obligations                                      1,957,725         1,074,185
Accounts payable                                                                   552,617           126,204
Accrued liabilities                                                                217,183           198,529

                                                                           ---------------      --------------
Total current liabilities                                                        4,023,439         1,812,165

Long-term obligations, less current maturities                                     217,281           525,777

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                        -                 -
Common stock, no par value
Authorised - 100,000,000 shares; issued - 30,206,896 shares                        288,355           288,355
Accumulated other comprehensive income                                             180,537             6,844
Accumulated deficit during the development stage                                (3,942,776)       (2,344,966)

                                                                           ----------------     --------------
                                                                                (3,473,884)       (2,049,767)
                                                                           ----------------     --------------
                                                                                   766,836           288,175
                                                                           ================     ==============



        The accompanying notes are an integral part of these statements.

INVU,  INC. AND  SUBSIDIARIES
(A  DEVELOPMENT  STAGE  ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the periods ended


                                                                                                                       Feb 18, 1997
                                                 For the three months ended         For the nine months ended   (date of inception)
                                               Oct 31, 2000      Oct 31, 1999      Oct 31, 2000     Oct 31, 1999    to Oct 31, 2000
                                                (unaudited)       (unaudited)       (unaudited)      (unaudited)        (unaudited)
                                                          $                 $                 $                $                  $

Revenues                                            220,524             1,794           274,843           21,607            300,836

Expenses:
Production costs                                     42,455             1,142            65,590            9,552            280,748
Distribution costs                                  288,906            58,026           687,245          163,219          1,059,839
Research and development costs                       90,731            20,310           213,333          160,468            600,458
Administrative costs                                313,173           277,287           799,861          586,327          2,108,792
                                              -------------      ------------      ------------      -----------        -----------
                                              -------------      ------------      ------------      -----------        -----------
Total operating expenses                            735,265           356,765         1,766,029          919,566          4,049,837


Operating loss                                     (514,741)         (354,971)       (1,491,186)        (897,959)       (3,749,001)

Other income (expense)
Interest, net                                       (48,513)          (23,220)         (106,624)         (50,537)         (196,138)
Other                                                     -                 -                 -                -             2,363
                                              -------------      -------------     -------------     ------------       -----------
                                              -------------      -------------     -------------     ------------       -----------
Total other income (expense)                       (48,513)           (23,220)         (106,624)         (50,537)         (193,775)

                                              -------------      -------------     -------------     ------------       -----------
                                              -------------      -------------     -------------     ------------       -----------
Loss before income taxes                          (563,254)          (378,191)       (1,597,810)        (948,496)       (3,942,776)


Income taxes                                             -                 -                -                -                   -
                                              -------------      -------------     -------------    ------------       ------------
Net loss                                          (563,254)          (378,191)       (1,597,810)        (948,496)       (3,942,776)
                                              =============      =============     =============    ============       ============




           The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                                                                                       Feb 18, 1997
                                                For the three months ended         For the nine months ended    (date of inception)
                                              Oct 31, 2000      Oct 31, 1999     Oct 31, 2000      Oct 31, 1999     to Oct 31, 2000
                                               (unaudited)       (unaudited)      (unaudited)       (unaudited)         (unaudited)
                                                         $                 $                $                 $                   $

Weighted average shares outstanding:
Basic and diluted                               30,206,896        30,206,896       30,206,896        30,206,896          30,206,896
                                             =============      ============     ============      ============     ===============

Net loss per common share:
Basic and diluted                                   (0.02)            (0.01)           (0.05)            (0.03)              (0.13)
                                             =============      ============     ============      ============     ===============









           The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY


                                                                                               Accumulated
                                                                                                     other
                                                           Common stock         Accumulated  comprehensive             Comprehensive
                                                       Shares         Amount        deficit         income       Total        income
                                                                           $              $              $           $             $

February 18, 1997 (date of inception)                      -              -               -              -           -

Issuance of common stock ($1.64 per share)           176,000        288,640               -              -     288,640

Reclassification of $1.64 common stock              (176,000)     (288,640)               -              -   (288,640)

Issuance of no par common stock in
connection with reverse acquisition               28,696,552        288,355               -              -     288,355

Issuance of common stock ($0.50 per share)         1,510,344        750,000               -              -     750,000

Reverse acquisition transaction costs                      -      (750,000)               -              -   (750,000)

Comprehensive income:
Foreign currency translation adjustment                    -              -               -            440         440           440
Net loss during the period                                 -              -       (217,153)              -   (217,153)     (217,153)
                                                                                                                        ------------
Total comprehensive loss                                                                                                   (216,713)




Balance at January 31, 1998                       30,206,896        288,355       (217,153)            440      71,642

Comprehensive income:
Foreign currency translation adjustment                    -              -               -          8,655       8,655         8,655
Net loss during the year                                   -              -       (694,809)              -   (694,809)     (694,809)
                                                                                                                         -----------
Total comprehensive loss                                                                                                   (686,154)
                                                  -----------     ---------       ---------        -------  ----------   ===========
Balance at January 31, 1999                        30,206,896       288,355       (911,962)          9,095   (614,512)


INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

 CONSOLIDATED STATEMENT OF DEFICIT IN STOCKHOLDERS' EQUITY (CONTINUED)





                                                                                            Accumulated
                                                                                                  other
                                                          Common stock       Accumulated  comprehensive                Comprehensive
                                                        Shares      Amount       deficit         income        Total          income
                                                                         $             $              $            $               $

Comprehensive income:
    Foreign currency translation adjustment                -             -             -        (2,251)      (2,251)         (2,251)
    Net loss during the year                               -             -   (1,433,004)              -  (1,433,004)     (1,433,004)
                                                                                                                       -------------
Total comprehensive loss                                                                                                 (1,435,255)
                                                     ----------    --------  -----------  -------------   -----------  =============
Balance at January 31, 2000                          30,206,896     288,355  (2,344,966)          6,844   (2,049,767)

Comprehensive income:
    Foreign currency translation adjustment                 -              -           -        173,693       173,693        173,693
           (unaudited)
    Net loss during the period (unaudited)                  -              - (1,597,810)              -   (1,597,810)    (1,597,810)
                                                                                                                       -------------
Total comprehensive loss (unaudited)                                                                                     (1,424,117)
                                                     ----------    --------- -----------  --------------  -----------  =============
Balance at October 31, 2000 (unaudited)              30,206,896      288,355 (3,942,776)         180,537  (3,473,884)
                                                     ==========    ========= ===========  ==============  ===========

                                      F-5

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the periods ended

                                                                                                     Feb 18, 1997
                                                                For the nine       For the nine          (date of
                                                                months ended        month ended      inception) to
                                                                Oct 31, 2000       Oct 31, 1999      Oct 31, 2000
                                                                 (unaudited)        (unaudited)        (unaudited)
                                                                           $                  $                  $


           Net cash flows used in operating activities
            Net loss during the period                           (1,597,810)          (948,496)        (3,942,776)
            Adjustments to reconcile net loss
            to net cash used in operating activities:
             Depreciation                                             70,200             27,012            154,305
             Accounts receivable                                   (311,819)           (19,274)          (335,561)
             Inventories                                            (24,106)              1,617           (53,538)
             Prepaid expenses                                       (61,807)              9,069           (74,629)
             Accounts payable                                        457,849            121,090            584,711
             Accrued liabilities                                      41,120             22,275            239,991
                                                           -----------------      -------------      -------------
           Net cash used in operating activities                 (1,426,373)          (786,707)        (3,427,497)
                                                           -----------------      -------------      -------------

           Cash flows used in investing activities:

            Acquisitions of property and equipment                 (122,488)                  -          (255,741)
            Disposals of property and equipment                            -             20,347             19,356
                                                           -----------------      -------------      -------------
           Net cash (used)/provided in investing activities        (122,488)             20,347          (236,385)
                                                           -----------------      -------------      -------------

           Cash flows used in financing activities:
             Short-term credit facility                              964,351           (42,606)          1,374,917
             Borrowings received from notes payable                  762,570          1,662,884          3,568,564
             Repayment of borrowings                               (113,175)          (811,795)        (1,469,531)
             Principal payments on capital lease                    (30,934)           (42,123)           (64,168)
             Proceeds from issuance of stock                               -                  -            288,640
                                                           -----------------      -------------      -------------
           Net cash provided by financing activities               1,582,812            766,360          3,698,422
                                                           -----------------      -------------      -------------

           Effect of exchange rate changes on cash                  (33,951)                  -           (34,540)
                                                           -----------------      -------------      -------------
           Net decrease in cash                                            -                  -                  -

           Cash at beginning of period                                     -                  -                  -

                                                           -----------------      -------------       ------------
           Cash at end of period                                           -                  -                  -
                                                           =================      =============       ============

          Supplemental disclosure of
          cash flow information:
          Cash paid during the period for:
           Interest                                                 106,600              50,500            195,800
           Income taxes                                                   -                   -                  -





           The accompanying notes are an integral part of these statements.

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the three and nine month periods ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

           note a - COMPANY DESCRIPTION

           INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company and Holdings holds the intellectual property rights to the INVU software. Although the Company has generated some sales during the period, the management of the Company continues to devote most of its activities to establishing the business. Therefore, the Company is still in the development stage.

           On August 31, 1998, Sunburst Acquisitions I Inc. (Sunburst) (a public development stage enterprise) acquired all of the outstanding shares of INVU Plc in exchange for restricted shares of common stock of Sunburst (the Exchange) pursuant to a Share Exchange Agreement between Sunburst and the principal shareholders of INVU Plc. Sunburst exchanged 26,506,552 shares of common stock for all of INVU Plc's issued and outstanding shares of common stock. For accounting purposes, the Exchange was treated as a recapitalization of INVU Plc where INVU Plc was the accounting acquirer. All periods have been restated to give effect to the recapitalization. The historic statements from inception up to the Exchange are those of INVU Plc.

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

           NOTE C - INVENTORIES

           Inventories consist of the following:

                                                                                            October 31,       January 31,
                                                                                                   2000              2000
                                                                                            (unaudited)         (audited)
                                                                                                      $                 $

            Licensed goods                                                                        9,925            25,110
            Goods for resale                                                                     35,698                 -
                                                                                            -----------       -----------
                                                                                                 45,623            25,110
                                                                                            ===========       ===========

           Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

           note D - short-term credit facility

           The  Company  has a  $1,160,000  ((pound)800,000)  (January  31, 2000
           $486,000  ((pound)300,000))  7.5%  (January 31, 2000 10%)  short-term credit facility with an English bank. The Company's bank has agreed to temporary borrowings in excess of the formal facility during the period to October 31, 2000. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility was $1,295,914 ((pound)893,734) at October 31, 2000, ($413,247
           ((pound)255,091) at January 31, 2000). The amount drawn is payable on demand at the bank's discretion.

           note E - long-term obligations

           Long-term obligations at October 31, 2000 and January 31, 2000.

                                                                                         October 31,        January 31,
                                                                                                2000               2000
                                                                                         (unaudited)          (audited)
                                                                                                   $                  $

           Non-interest bearing, unsecured loans from an individual, no
           stated maturity date                                                              786,653            298,009

           4% above Libor rate (Libor rate was 6.125% and 5.75% at
           October 31, 2000 and January 31, 2000 respectively) notes
           payable to an English bank , monthly payment aggregating to
           (pound)500, maturing in March 2002, collateralized by all assets of the
           Company and a limited personal guarantee by a director                              8,217             22,107

           4% above Libor rate (Libor rate was 6.125% and 5.75% at
           October 31, 2000 and January 31, 2000 respectively) notes
           payable to an English bank, monthly payment aggregating to
           (pound)1,333, maturing in June 2004, collateralized by all assets of the
           Company and unlimited multilateral guarantees between
           subsidiary undertakings; a quarterly loan guarantee premium of
           1 1/2% per annum is payable on 85% of the outstanding balance                      85,066            114,480

           Convertible A Note 1999-2002, with interest at 6%;
           interest due in arrears biannually on January 1 and July 1                        600,000            600,000

           Convertible B Note 1999-2002, bearing interest of 8% per
           annum for the first six months, 9% per annum for the next six months and 10% per annum thereafter; interest due in arrears
           biannually on January 1 and July 1                                                400,000            400,000

           Unsecured loan advance from a potential investor repayable on demand bearing interest at 3% per annum until September 21, 2000 and
           15% per annum thereafter                                                          100,000                  -

           Capital leases for vehicles, interest ranging from 10.2% - 16.9%
           with maturities through 2004                                                      195,070            165,366

                                                                                   ------------------ ------------------
                                                                                   ------------------ ------------------
                                                                                           2,175,006          1,599,962

           Less current maturities                                                        (1,957,725)        (1,074,185)
                                                                                   ------------------ ------------------
                                                                                             217,281            525,777
                                                                                   ================== ==================



           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


           Scheduled maturities of long-term obligation are as follows:

           Period ending October 31,                                                                            $

           2001                                                                                         1,957,725
           2002                                                                                            83,457
           2003                                                                                            96,607
           2004                                                                                            37,217

                                                                                                ------------------
                                                                                                        2,175,006
                                                                                                ==================


          1)   Convertible debentures

          All corporate and individual investors are minority shareholders in the Company.

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

          Interest amounting to $82,167 has been accrued to October 31, 2000 in respect of the A and B Convertible Notes.

          Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2000, will be redeemed at par plus interest in the year 2002 upon receipt of 30 days written notice from the Company or the Investors.

          In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

          In view of the Company's present status with regard to its equity and/or debt offerings, it is possible that the Convertible A and B notes will be converted within the next twelve months. Accordingly, the Notes have been disclosed as repayable within current maturities.

           2)     Capital leases

           The Company leases vehicles under non-cancellable capitalized leases.

                                                                                   October 31,        January 31,
                                                                                          2000               2000
                                                                                   (unaudited)          (audited)
                                                                                             $                  $

           Vehicles                                                                    287,767            226,348
           Less accumulated depreciation                                               (70,244)           (30,958)
                                                                             ------------------ ------------------
                                                                                       217,523            195,390
                                                                             ================== ==================


           Scheduled maturities of minimum lease payments are as follows:

           Period ending October 31,                                                                            $

           2001                                                                                            62,135
           2002                                                                                            76,442
           2003                                                                                            83,689
           2004                                                                                            21,750
           Thereafter                                                                                           -
                                                                                                ------------------
           Total minimum lease payments                                                                   244,016
           Less amount representing interest                                                              (48,946)
                                                                                                ------------------
           Present value of net minimum lease payments                                                    195,070
                                                                                                ------------------


           The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

           NOTE F - RELATED PARTY TRANSACTIONS

           Impakt Software Limited, a company in which Mr Paul O'Sullivan, a minority shareholder of the Company has an interest, provided consultancy services amounting to $52,510 in the period to October 31, 2000.

           NOTE G - SUBSEQUENT EVENTS

           The Company has agreed in principle to purchase the business of 'Easi-File' for $145,000 ((pound)100,000) which comprises the sales and marketing rights of the business. Fully refundable payments on account for the purchase of $14,500 ((pound)10,000) have been made in the period to October 31, 2000 and a further $29,000 ((pound)20,000) has been paid since October 31, 2000. The Company expects to complete the purchase when sufficient funds are available.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2000 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5)
non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
(8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
(11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops and sells fully scalable software (under the brand name INVU) for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive, and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200 ViewSafe, and Series 2000 (formerly WEBFAST), the Company is targeting small to medium sized enterprises ("SMEs") and departmental users in larger organizations via distributors and resellers. For its personal user (SOHO - small office / home office ("SOHO")) market, the Company targets software retailers for INVU WebServant and FileServant.

         Throughout the nine months ended October 31, 2000, the Company has continued to develop its software products. The Company's first product, INVU SOLO, was released to distributors in December 1998 and sales to the SOHO market commenced in January 1999. Two new products were released to retailers in March 2000. The first, "WebServant," enables web users to quickly and easily build a personal library from the internet with a competitive price of less than $50. This product's key features are the simple downloading, storing and organization of web pages, thus enabling on or off-line browsing and fast retrieval of previously stored information. The second product, "FileServant," is a re-launch of the original INVU SOLO product with additional features including the aforementioned web technology. Both these products are now on sale via retail outlets, catalogues and e-retailers in the U.K. and a number of major product promotions have generated increased sales and, management believes, brand awareness.

         In November  1999,  management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the U.K. The Company is also pursuing non-exclusive distributors for the products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is charged an initial fee of $1800 to become an accredited reseller, with a recurring annual fee thereafter. Having recruited 31 resellers by July 31,2000, the Company has now increased the number to 52 at October 31, 2000 and management believes it will comfortably exceed its target of 72 accredited resellers in the U.K. by January 31, 2001.

         Most of the recruited resellers now have a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. The level of end user inquiries continues to grow exponentially and these inquiries are now being converted into sales at a steadily increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this reflects the company's brand values of ease of use, high quality and price performance.

         During the quarter ended October 31, 2000, the Company received an order from Universal Music, a member of the global music, film and leisure group. The initial order value was $137,750 for a 500 user license of an enhanced version of INVU's professional Series 200 information and document management software. INVU's technology integrates with Universal's JD Edwards system, utilizing INVU's unique code free integration technology. The contract was won in the face of stiff competition from another potential supplier and was delivered on time and within budget. Subsequent to the initial requirements, Phase two of the project has commenced, which management believes will see the solution extended to 1500 users. Plans to develop the project into a web-based solution will be developed in 2001.

         In addition to Universal, the Company now has a number of high profile end user sites including Chase Manhattan Fleming Bank, Norweb (a major U.K. utility company), British Aerospace, Lancashire Fire Service, Barclays Life (a pensions subsidiary of a U.K. bank), Sussex Police (a large law enforcement agency in the south of U.K.), Williams PLC (a major engineering group) and Siemens Traffic Controls Systems (a subsidiary of Siemens Group). In addition, management's belief that there are a growing number of SME companies for which the INVU range of products are ideally suited has also been vindicated. The Company's sales team is targeting these enterprises. Management believes that its expanding reseller base will continue to generate steadily increasing sales levels during the final quarter of 2000 and forwards into 2001.

         The adoption of the product by the Northampton Chamber of Commerce for distribution to their member companies and to other Chambers of Commerce throughout the U.K. has been similarly satisfying. Management expects the impact of sales through the Chamber of Commerce to be significant. With 1500 member companies in the County of Northamptonshire alone and 180,000 member enterprises throughout the United Kingdom, this potentially huge sales opportunity is being very actively pursued. A consortium of VAR's, to work alongside the Chamber, is being assembled to help co-ordinate and maximise the opportunity.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts application. This is achieved without the need for further software development, and gives INVU resellers the ability to add considerable value to the INVU offering without the difficulty and cost of hiring and managing development programmers. Management believes that this tool gives the Company a significant competitive advantage. Management believes the use of this product for the Universal and other projects has significantly reduced cost and installation timescales. The Company believes that this unique product provides a significant competitive advantage when compared to other information and document management technologies.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed. This product will form the basis of later developments for Universal and other potential users. Management now estimates that this product will be released in early 2001.

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

Results of Operations

         The following is a discussion of the results of operations for the nine months ended October 31, 2000, compared with the nine months ended October 31, 1999, and changes in financial condition during the nine month period ended October 31, 2000.

          The Company (formerly Sunburst Acquisitions I, Inc.) engaged in no significant operations prior to the Share Exchange Agreement with INVU PLC on August 31, 1998.

         Net sales for the nine months ended October 31, 2000 were $274,843 which compares to $21,607 sales for the nine months ended October 31, 1999. In addition, sales with a value of $36,331 have been deferred to future periods.
The Company's strategy to sell its professional range of products via VARs (value added resellers) has proven successful with 52 VAR's contracted by October 31, 2000. Sales leads are now being generated from a variety of end user companies. Management is also encouraged by the interest shown in its products by large multi-national companies, such as Universal Music Group, British Aerospace, and Chase Manhattan Fleming Bank, with specific requirements for a functionally rich product at a very competitive price. The net loss for the nine months ended October 31, 2000 was $1,597,810, which exceeds the net loss for the corresponding period in 1999 of $948,496 due to increases in selling and distribution costs of $524,026, administrative costs of $213,534 production costs of $56,038, research and development costs of $52,865 and interest expense of $56,087.

         The significant increase in selling and distribution expenditures reflects the Company's continued investment in personnel and sales and marketing activities, including trade shows, product launch and advertising costs. The position of Sales and Marketing Director was filled in July 2000 with the appointment of Jon Halestrap, a highly experienced information management professional. Since his appointment, the Company has experienced unprecedented growth in sales activity in all areas, and projected future revenues are increasing month to month.

         As the Company continues to move from development to operational stage, the administrative infrastructure has been expanded to cope with the additional demands placed on the business. A number of additional support staff have been employed, and the Company moved into larger premises in March 2000. Accompanying this move was an increase in premises and infrastructure costs. In addition, the emphasis on fundraising to support the Company's growth strategy has generated considerable fees from the Company's professional advisors. This significant expense, however, should be compared to the anticipated inflow of investment in quarter four 2000.

          Further  technical  support  resources  have been  acquired  to ensure adequate  testing  of  new  products,  reseller  support,  and  further  product
development   work.   The   Company  has  also   engaged   two  further   senior
programmer/developers to fulfill its development plans for a web based information management solution and for further bespoke requirements from existing and potential large corporate end users. Further additions to technical personnel are planned in quarter one 2001.

         In the nine month period ended October 31, 2000, the Company incurred net interest expense of $106,624 compared with net interest expense of $50,537 for the nine month period ended October 31, 1999. On August 23, 1999, the Company raised $1,000,000 in a private placement of Convertible Notes that bear interest at rates between 6% and 10%, as described below. These loans and notes, together with increased bank facilities and loans, have resulted in greater interest payments.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $436,900 at October 31, 2000, an increase of $375,484 compared to $61,416 at January 31, 2000. Working capital was negative $3,586,539 as of October 31, 2000, compared with negative $1,750,749 as of January 31, 2000. These changes are due to increases in accounts receivable, inventories and prepaid expenses, and corresponding additions to accounts payable, short-term credit facilities, and current maturities of long-term liabilities.

         Total assets of the Company were $766,836 at October 31, 2000, an increase of $478,661 compared to $288,175 at January 31, 2000. This is attributable to increases in fixed assets of $103,177 and current assets of $375,484.

          The total current liabilities of the Company increased by $2,211,274 from $1,812,165 at January 31, 2000 to $4,023,439 at October 31, 2000. The
change in current liabilities is mainly due to increases in accounts payable of $426,413, short-term credit facilities of $882,667 and current maturities of long-term obligations of $883,540. The Company has been successful in raising both short-term facilities and long term funding to bridge the intervening period prior to the expected investments in quarter four 2000. Long-term obligations less current maturities were $217,281 at October 31, 2000 compared to $525,777 at January 31, 2000, mainly due to non-interest unsecured loans from a private investor being classified as current maturities at October 31, 2000.

         Total stockholders' equity decreased by $1,424,117 during the nine month period ended October 31, 2000 from a deficit of $2,049,767 at January 31, 2000 to a deficit of $3,473,884 at October 31, 2000. With sales revenues now increasing, management anticipates a decline in the growth rate of deficit in stockholders' equity and both monthly profitability during the second half of the next fiscal year and an overall profit for the same period. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period from now to sales maturity.

                  Financing Management's Plan of Operation

         As of February 2, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999, the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. This private placement is described in the Company's Annual Report on Form 10-KSB for the year ended January 31, 2000 under "Item 1. Description of Business - The First Financing Transaction and The Second Financing Transaction." In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date. In addition, the Company had a $486,000, 10% short-term credit facility with an English bank. On October 27, 2000, this facility was replaced with a $1,160,000, 7.5% short-term credit facility with another English bank. The amount drawn against the facility as of October 31, 2000 was $1,295,914. a temporary excess having been granted by the bank in view of the advanced stage of the fundraising process described here. This amount is due for review in October 2001 and is secured by the Company's subsidiaries' cross guarantees and a corporate guarantee from Vertical Investments Limited, a company in which Daniel Goldman, a director, has a beneficial interest.

          In May 2000, the Company and GEM Global Yield Fund Limited ("GEM") entered into an agreement (the "GEM Agreement") pursuant to which GEM and an affiliate would provide $5 million in financing to the Company, subject to the satisfaction of certain conditions. In connection with the GEM Agreement, GEM Advisors, Inc. ("GEM Advisors"), an affiliate of GEM, advanced $100,000 to the Company pursuant to a demand note (the "Note"). The Note bears interest at the rate of 3% prior to demand and 15% after demand. The Note provides that if the
Note is not paid after demand, GEM Advisors, among other things, may convert the
Note into shares of Company common stock at the conversion rate of (x) the lower of $3.00 or 125% of the average per share closing prices for Company common stock for the five (5) trading days immediately prior to the date demand for payment of the Note is made or (y) seventy-five percent (75%) of the average of the three (3) lowest per share closing prices for Company common stock during the thirty (30) day period immediately preceding the conversion date. Demand was made pursuant to the Note on September 21, 2000.

         The Company is in the process of conducting an offering of shares of Company common stock pursuant to Regulation S promulgated pursuant to the Securities Act, which is scheduled to close on January 15, 2001. The Company is seeking to raise approximately $2 million (prior to expenses). Any securities offered in such placement will not be or will have not have been registered under the Securities Act, and thus may not be offered or sold in the United States absent registration or an applicable exemption from such registration requirements. In connection with this offering, the Company has indicated to prospective investors of its intent to file a registration statement under the Securities Act with respect to the resale of the shares of Common Stock sold in the offering. The Company intends to use a portion of the proceeds from this offering to fund the remaining $101,500 of the purchase price in connection with the acquisition of the sales and marketing business of Easi-File. See Part I.
Item I. Note G.

          With the current anticipated growth in sales combined with the continuing control over expenditure, management now estimates that the proceeds from this offering, if consummated, would fulfill the Company's capital requirements (not including acquisitions) at least until the point at which the Company believes the Company's revenue will exceed its expenses on a monthly basis. The Company may need to raise additional capital to fund future acquisitions. There can, however, be no assurance that this offering will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     There were no legal proceedings for the quarter ended October 31, 2000 but reference is made to Part II. Item 1. of the Company's 10-QSB for the quarter ending April 30, 2000.

Item 2.  Changes in Securities.

     None

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

          In July 2000, Paul O' Sullivan resigned as the Company's Chief Technical Officer and as a director. Mr. O'Sullivan has continued his relationship with the Company as a consultant, playing a key role in the development of the Company's product for Universal Music Group. See Part I. Item
2. "Management's Discussion and Analysis or Plan of Operation." Also in July 2000 Jon Halestrap was appointed Vice President of Sales and Marketing and serves as a director of the Company. His influence has been immediate, and he has been highly instrumental in the establishment and growth of sales revenues as reflected in the financial statements.

          In May 2000, the Company and GEM Global Yield Fund Limited ("GEM") entered into an agreement (the "GEM Agreement") pursuant to which GEM and an affiliate would provide $5 million in financing to the Company, subject to the satisfaction of certain conditions. In connection with the GEM Agreement, GEM Advisors, Inc. ("GEM Advisors"), an affiliate of GEM, advanced $100,000 to the Company pursuant to a demand note (the "Note"). The Note bears interest at the rate of 3% prior to demand and 15% after demand. The Note provides that if the
Note is not paid after demand, GEM Advisors, among other things, may convert the
Note into shares of Company common stock at the conversion rate of (x) the lower of $3.00 or 125% of the average per share closing prices for Company common stock for the five (5) trading days immediately prior to the date demand for payment of the Note is made or (y) seventy-five percent (75%) of the average of the three (3) lowest per share closing prices for Company common stock during the thirty (30) day period immediately preceding the conversion date. Demand was made pursuant to the Note on September 21, 2000.

Item 6.  Exhibits and Reports on Form 8-K.

     None

EXHIBITS

10.1 Overdraft Facility, dated October 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

10.2 Corporate Guarantee, dated October 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

10.3 Debenture, dated October 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

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

                                               INVU, INC.
                                               (Issuer)



Date:    December 19, 2000                     By:   /s/ David Morgan
                                                  -----------------------------
                                                  David Morgan,
                                                  President & Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



Date:     December  19, 2000                   By:  /s/ John Agostini
                                                  -----------------------------
                                                  John Agostini,
                                                  Vice President-Chief Financial
                                                  Officer & Secretary
                                                  (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a)  Exhibits

Exhibit
Number                                      Description of Exhibit

10.1 Overdraft Facility, dated October 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

10.2 Corporate Guarantee, dated October 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

10.3 Debenture, dated October 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000).

10.17 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000).

27*      Financial Data Schedule (Exhibit 27).

*Filed herewith