Form 10KSB
period 2001-01-31
INVU INC
filed 2001-05-16
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2001
[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

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

The Beren
Blisworth Hill Farm
Stoke Road
Blisworth Northamptonshire                                NN7 3DB
---------------------------------------                 ----------
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
                                                                N/A

Securities registered under Section 12(g) of the Exchange Act:
                                                     Common Stock, no par value
                                                    ---------------------------
                                                         (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes          x              No
     ---------------------      -----------------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $502,218

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 10, 2001, was approximately $4,208,889. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of April 30, 2001, there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes             No      x
                                                   ----------      ------------


                                   INVU, Inc.

                                                                                                                Page

PART I     .......................................................................................................1
   Item 1.    Description of Business.............................................................................1
   Item 2.    Description of Properties...........................................................................8
   Item 3.    Legal Proceedings...................................................................................8
   Item 4.    Submission of Matters to a Vote of Security Holders.................................................9

PART II    .......................................................................................................9
   Item 5.    Market for Common Equity and Related Stockholder Matters............................................9
   Item 6.    Management's Discussion and Analysis or Plan of Operations.........................................10
   Item 7.    Financial Statements...............................................................................13

PART III    .....................................................................................................13
   Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
              Exchange Act.......................................................................................13
   Item 10.   Executive Compensation.............................................................................15
   Item 11.   Security Ownership of Certain Beneficial Owners and Management.....................................17
   Item 12.   Certain Relationships and Related Transactions.....................................................18
   Item 13.   Exhibits and Reports on Form 8-K...................................................................19

FINANCIAL STATEMENTS

         Report of Independent Certified Public Accountants.....................................................F-3
         Consolidated Balance Sheets as of January 31, 2001 and 2000............................................F-4
         Consolidated Statements of Operations for the year ended January 31, 2001 and January 31,
         2000, and the period from February 18, 1997 to January 31, 2001........................................F-5
         Consolidated Statements of Deficit in Stockholders' Equity for the year ended January 31,
         2001 and January 31, 2000, and the period from February 18, 1997 to January 31, 2001...................F-6
         Consolidated Statements of Cash Flows for the year ended January 31, 2001 and
         January 31, 2000, and the period from February 18, 1997 to January 31, 2001 ...........................F-8
         Notes to Consolidated Financial Statements.............................................................F-9

SIGNATURES S-1

INDEX TO EXHIBITS...............................................................................................E-1

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

         Immediately prior to the Share Exchange, the Company had a total of 2,190,000 shares of Common Stock issued and outstanding after the conversion of the Preferred Stock. Upon consummation of the Share Exchange, Montague and Halcyon received in the aggregate 26,506,552 shares of Common Stock of the Company in exchange for all of the issued and outstanding share capital of INVU Plc.

The Market and Market Strategy

         There has, in the recent past, been a significant increase in the volume of information available to the public with the advent of inexpensive computing and the arrival of wide area networks (that provide a conduit to this information). A significant amount of information (e.g. on-line databases, documents, graphics, audio, recordings and video) is now available via the internet to organizations and individuals from sources around the world. Management believes that the proliferation and consequent accumulation of such information and accompanying documents over the years have created a problem for individuals and organizations because they now need to manage large and disparate sets of data created internally and arriving externally. For example, personal computers are now shipped with up to 25 Gigabyte hard disks, and these machines are rapidly becoming repositories for lost files and information. Management believes that this is a global problem that has resulted in an international market for document management technologies, which Management expects to grow significantly in the next five years. Information is now regarded as the key resource for organizations and individuals. Management believes that accessing and sharing information are two of the biggest challenges currently facing businesses. Management expects that those organizations that are able to harness and exploit information will derive a competitive advantage in their markets.

         By contrast, Management estimates that the availability of services that enable organizations to manage and control this mass of information has lagged behind the requirement for such services. Therefore, Management believes that the market for document management services has the potential for rapid growth in markets throughout the world. Further, the document management market is applicable to all information users, both organizations and individuals, and, therefore, while difficult to define, is broad in terms of potential in the estimate of Management.

         The Company aims to exploit this market potential by marketing and selling its proprietary software for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings and electronic files. Management believes there is an increasing demand for ease of use in relation to document and information management software, and INVU software has been designed specifically to address this need. Management considers the INVU software simple, intuitive and cost effective, yet powerful. Geographically, the Company's first target markets are the United States and the United Kingdom.

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

         i. Large corporate suppliers that offer proprietary turnkey systems; or

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

         The Company's objective is to establish itself as a leading supplier of information and document management software in the world. For its professional range of products, which include INVU Series 100, Series 200 and ViewSafe, the Company expects to target its marketing efforts initially on departmental users in organizations, distributors and resellers in the United Kingdom and the United States. For its personal user products, which include INVU WebServant and FileServent, the Company has decided to concentrate its retail marketing efforts on the SOHO market and has embarked on an internet retail strategy with a UK e-retailer.

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

         Management originally planned to recruit an exclusive distributor within the UK. However, its intended distributor went into receivership shortly after the first release of the professional range of software. In response, Management decided to directly recruit Value Added Resellers (VARs) while at the same time pursuing non-exclusive distributors for the products. This decision proved to be a pivotal point in the Company's development.

         The  recruitment  of four senior  sales  executives  together  with Jon
Halestrap as VP of Sales and Marketing has given INVU an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities. In particular, the appointment of Jon Halestrap as VP Sales and Marketing on July 12, 2000 was made at a crucial time in the Company's evolution. Management believes that Mr. Halestrap's broad experience in the document management sector and his proven ability to develop and grow sales revenues has been a key factor in the significant growth rate of the Company, which Management believes will continue during fiscal 2002 and beyond. Management also believes that the contributions made over the last year by its non-executive directors, Tom Maxfield, Daniel Goldman and David Andrews, have contributed greatly to the success of the Company.

         As a consequence of initial marketing activities associated with the launch of the Company's professional range of products, many end user and reseller inquiries were received. These inquiries were actively pursued by the expanding team of sales personnel and have resulted in sales of over 5000 user licenses within the six months ended January 31, 2001. Many of these sales have been to departmental users in utilities, local government, the healthcare sector, police forces and large corporations. Moreover, the Company has rapidly expanded its reseller channels in the UK, recruiting over 80 resellers since January 31, 2000, with each paying approximately $2000 for the opportunity to promote and sell the INVU professional range of products.

         In order to maintain a close relationship with its customers, the Company's sales team has developed direct links to end users via its reseller base in both pre- and post sales time periods. Management believes this, in turn, has led to greater reseller and end user confidence in the Company, its products and the back-up support provided by INVU. Management's decision to take this pro-active approach appears to be paying significant dividends, since sales have increased from approximately $54,000 in the six months ended July 31, 2000 to approximately $502,000 for the year ended January 31, 2001. Management expects sales to continue to grow quarter to quarter during 2001 and for a monthly break-even to be achieved during the third fiscal quarter of the fiscal year ended January 31, 2002.

         The Company believes its products are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors. The international market for document technologies is forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM Report: State of the Document Technologies Market 1997-2003 prepared by the Gartner Group and Management and believes that it has the ability to be a major provider of information management to businesses world-wide.

The Product

         INVU's business is the development and sale of document and information management software programs that operate on stand-alone PCs, networked PCs and client server systems and allow documents of any size and format, from correspondence and faxes to technical drawings and electronic files, to be stored on to computer memory and retrieved instantly. In order to store such information, INVU software also scans paper and creates files and imports documents. Lastly, the software provides a mechanism to manage and retrieve the imported information. Although INVU software has many layers of sophistication, Management believes it is comparatively simple to use and inexpensive.

         In March 2000, Invu launched two new SOHO market products. The first, "WebServant," enables web users to quickly and easily build a personal library from the internet with a competitive price of less than $50. This product's key features are simple downloading, storing and organization of web pages thus enabling on or off line browsing. The second product, "FileServant," allows documents of any size and format, from correspondence and faxes to technical drawings and electronic files, to be stored on to computer memory and retrieved instantly, together with the additional features of the WebServant product. Management believes that this market, although useful for brand awareness, represents less than 5% of company revenues and management has therefore decided to devote the maturity of the Company's resources to the development and sale of its professional range of products.

         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released to distributors in May 2000, and the latest version 5.1.1 was released to distributors in March 2001. Each subsequent version has built upon the original premise of ease of use, functionality and price performance. Improvements have been made in the light of suggestions made by end users and due to technical advances achieved by the Company's development department.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application. This is achieved without the need for further software development, and gives INVU resellers the ability to add considerable value to the INVU offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for the Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this unique product provides a significant competitive advantage when compared to other information and document management technologies.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed. Management believes that this product will form the basis of later developments for Universal Music Group and other potential users. In view of customer driven demands for various other unique features for the existing professional range, Management now estimates that this product will be released to distributors later in 2001. Management expects that one of this products features will be a highly sophisticated content addressable indexing and retrieval system, which should further enhance filing and retrieval speeds for the very highest volume users. Management believes this product will place INVU in direct competition with the world's most established document management solutions providers, but at a significantly discounted price level.

          Company software engineers have also successfully developed a prototype information management internet service. Management believes that this service will allow advanced internet information management within fully encrypted secure databases. Management believes that individuals and corporations will be able to store their documents on an INVU web site and access and update them in real time, via password and pin number controls, from anywhere in the world. Development work continues on this project, and Management anticipates a beta release date later in 2001. Management will not release this product until a satisfactory security system can be embedded.

         Research and development costs for the fiscal year ended January 31, 2001 were $313,587 compared with research and development costs of $210,219 for the fiscal year ended January 31, 2000. Research and development costs for both of the Company's last two fiscal years have been written off as incurred and none of these sums have been borne directly by customers.

         In summary, the Company currently has five products. Each product addresses different market segments, which include (1) the small office/home office market, or "SOHO" and (2) the small/medium enterprise market, or "SME,"
(3) the internet and (4) large enterprises.


---------------------------------------- -------------------------------------- --------------------------------------
                Product                               Description                              Market
---------------------------------------- -------------------------------------- --------------------------------------

INVU WebServant                          Single user e-mail and internet        SOHO/Retail
                                         information management
---------------------------------------- -------------------------------------- --------------------------------------
INVU FileServant                         Single-user information and document   SOHO/Retail
                                         management
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 100                          Single-user information and document   SOHO/SME
                                         management
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 200                          multi-user information and document    SME/Large Enterprise
                                         management system
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 2000*                        Manage and find documents through a    Large Enterprise/Internet
                                         web browser
---------------------------------------- -------------------------------------- --------------------------------------
*to be released to distributors late 2001

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

         The Company will need to rely on a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, some of these third parties have similar, and often more established, relationships with the Company's principal competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products.

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

         INVU Services and CA Plc have subsequently executed a memorandum confirming certain agreements between INVU Services and CA Plc with respect to the bundling and marketing of INVU Services' products under the Reseller Agreement. In addition, in 1999, INVU Services and Computer Associates International, Inc. ("CA Inc.") entered into a Gold Standard Reseller Agreement pursuant to which INVU Services appointed CA Inc. as an authorized reseller of INVU Series 100 and INVU Series 200 on a non-exclusive basis for a term of 12 months, renewable upon agreement of both parties and terminable upon 30 days written notice by either party. As yet, this agreement has had no material effect on revenues.

         INVU  Services  has also  entered  into  approximately  80  "Accredited
Reseller   Agreements"   whereby   resellers  are   authorised  to  provide  the
professional range of products to end users.

         In January 2000, INVU Services entered into a Distribution Agreement with Gem Distribution Limited ("GEM Distribution"). GEM Distribution is a large retail distributor and is not in any way affiliated with Global Emerging Markets Inc., an investment banking firm. The agreement means that INVU FileServant, WebServant, and Series 100 have access to all the major retail channels in the United Kingdom and has resulted in the sale of over 500 units.

         On September 18, 2000, INVU Services entered into an Consulting Services Agreement with Centura Software Limited in connection with the phased delivery of a bespoke information management software solution provided by INVU Services for Universal Music Group. This agreement has now been completed. Management anticipates further phased agreements with Universal Music Group over the next 12 months.

Employees

         As of April 30, 2001, the Company had 16 employees, all of whom were full-time, and a further six people who are part-time or serve as consultants.

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

         The Company relies on a combination of trade secret, copyright and non-disclosure agreements with third parties to protect its proprietary rights in its software and technology. There can be no assurance that such measures are or will be adequate to protect the Company's proprietary technology. Furthermore, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

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

         The Company claims a trademark on all of its products under common law by using the "TM" symbol. The duration of such trademarks under United Kingdom common law is the length of time the Company continues to use them. The Company has filed an application for trademark registration of its "INVU" mark in the United Kingdom. This application was originally opposed by two companies. One of the opposition proceedings has been favorably resolved and Management believes that the second will be as well. See "Item 3 - Legal Proceedings."

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

The Second Financing Transaction

         On August 23, 1999, the Company entered into an Investment Agreement (the "Initial Investment Agreement"), with David Morgan, John Agostini, and Paul O'Sullivan, on the one hand, and Alan David Goldman and Vertical Investments Limited ("Vertical"), a company registered in Jersey and beneficially owned by Daniel Goldman, on the other hand. The Initial Investment Agreement was immediately followed by a Supplemental Agreement (the "Supplemental Agreement" and, together with the Initial Investment Agreement, the "Final Investment Agreement"), between the Company, David Morgan, John Agostini, Paul O'Sullivan and INVU Services, on the one hand, and Alan David Goldman, Vertical, and Tom Maxfield ("Maxfield", together with Alan David Goldman and Vertical, collectively, the "Investors") on the other hand. Pursuant to the terms of the Final Investment Agreement, the Investors advanced certain funds to the Company in the aggregate principal amount of $1,000,000 in the principal amounts of $333,334, $333,333 and approximately $333,333 among Alan David Goldman, Vertical and Maxfield, respectively. In turn, the Company agreed to (1) pay in full any and all amounts then outstanding pursuant to the First Financing Transaction and to terminate such Agreement, (2) cause the Lenders to transfer to Montague 425,000 shares of the Common Stock then held by Lenders pursuant to the terms of the First Financing Transaction (the "Transferred Shares"), and (3) cause Montague to transfer 225,000 of such Transferred Shares to the Investors in equal shares of 75,000 to each Investor.

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

         Pursuant to the terms of the Final Investment Agreement, the Investors shall have the right to nominate one director of the Company, until the amounts outstanding under the Loan Stock Instruments are redeemed or converted. Daniel Goldman, the son of Alan David Goldman, is the nominee of the Investors.

         The obligations of the Company under the Final Investment Agreement and the Loan Stock Instruments have been guaranteed by INVU Services. Pursuant to the Final Investment Agreement, the Company covenanted with the Investors to restrict certain actions while any amounts remain outstanding under the Loan Stock Instruments without the Investors' consent, which consent may not be unreasonably withheld, including the following actions: the issuance of additional Company Common Stock, except pursuant to the exercise of outstanding warrants and options of the Company; the issuance of any new options to purchase Company Common Stock; additional borrowings by the Company; capital expenditures of the Company; paying off liabilities; granting security interests; and acquiring other entities.

Item 2.  Description of Properties

         The Company moved into new executive offices on March 19, 2000. These new premises are located in Blisworth, Northamptonshire, England. The Company leases 3,600 square feet of space in a facility as a tenant. The term of the lease is through January 1, 2003 although the Company has the right to terminate the lease at any time after December 31, 2001 provided that six months notice is given. The monthly rent is currently approximately $5,700.

Item 3.  Legal Proceedings

         In 1998, the Company filed an application for trademark registration of its "INVU" mark in the United Kingdom. This application was opposed by two companies, France Cables et Radio ("France Cables") and Sension Limited ("Sension"). Both France Cables and Sension challenged the Company's right to protect the "INVU" mark and asked for a denial of registration.

         The opposition case with France Cables began on September 3, 1998 and was assigned case number 48955. France Cables asserted that there was a likelihood of confusion with its own trade name. At a hearing on February 20, 2001, the hearing officer determined that the marks of France Cables and the Company are sufficiently different such that there is no likelihood of confusion between the two. France Cables has until mid-May 2001 to appeal the decision.

         The opposition case with Sension began on September 1, 1998 and was assigned case number 48943. Sension alleged that they had an earlier trademark right but subsequently withdrew the allegation. The Company is currently attempting to recover its costs for the proceeding.

         A complaint was filed against the Company on February 23, 2001, in the United States District Court for the Southern District of New York on behalf of GEM Advisors, Inc. ("GEM") seeking money damages in the amount of $100,000 together with interest from September 21, 2000, costs, disbursements and attorneys' fees. The complaint relates to a $100,000 demand promissory note (the "Note") dated May 1, 2000 and payable to the order of GEM. The Note bears interest at a rate of 3% per annum and if payment is not made upon demand, the rate increases to 15% per annum from the date of demand through and including the date of payment. GEM was entitled to convert the unpaid balance and interest into shares of the Company's Common Stock if payment was not made on demand. Demand on the Note was made by GEM on September 21, 2000 and GEM sent the Company a conversion notice on December 18, 2000 electing to convert the Note into 179,643 shares of the Company's Common Stock. The Note was subsequently converted and a share certificate was delivered to GEM, which GEM returned to the Company contending that the timeliness of the delivery of the share certificate violated the terms of related Note agreements. Although the Company is unable to predict any outcome of the litigation, it is the Company's position that GEM made a binding election to convert unpaid amounts due under the Note into shares of the Company's Common Stock, and that the Company's tender of the share certificate to GEM, and GEM's acceptance and retention of the share certificate, fully satisfied the Company's obligations under the Note and discharged the Company from any further liability under the Note.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending January 31, 2000 and January 31, 2001 and for the quarter ending April 30, 2001. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                                     HIGH              LOW
         Fiscal 2000
         1st  Quarter                                $3.00             $0.45
         2nd  Quarter                                $1.88             $1.38
         3rd  Quarter                                $2.50             $1.00
         4th  Quarter                                $3.00             $0.875

         Fiscal 2001
         1st  Quarter                                $6.9375           $2.75
         2nd Quarter                                 $3.875            $1.125
         3rd Quarter                                 $1.625            $1.125
         4th Quarter                                 $1.5312           $0.4688

         Fiscal 2002 (Feb 1 to Apr 30)
         1st  Quarter                                $0.875            $0.25


         As of April 30, 2001, there were approximately 136 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

         In May 2000, GEM advanced $100,000 to the Company pursuant to a demand Note. Demand on the Note was made on September 21, 2000 and the GEM sent the Company a conversion notice on December 18, 2000 electing to convert the Note into 179,643 shares of the Company's Common Stock. See "Item 3. Legal
Proceedings." The sale of the Note described above was privately negotiated transaction without solicitation or advertising. GEM was a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning the Company needed to make an informed decision with respect to the transaction.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act, and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective", "will" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-KSB prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns;
4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of Management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops, markets and sells software (under the brand name of INVU) for the electronic management of many types of information and documents, such as forms, correspondence, literature, faxes, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200, ViewSafe, and
Series 2000 (formerly WEBFAST), the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. For its personal user (SOHO
- small office / home office) market, the Company envisages its marketing will mainly target retailers for INVU WebServant and FileServant. In addition, the Company intends to market its products on its own web site.

Results of Operations

         The following is a discussion of the results of operations for the year ended January 31, 2001, compared with the year ended January 31, 2000, and changes in financial condition during the year ended January 31, 2001.

         The Company has restated its financial statements for the year ended January 31, 2000 to reflect the beneficial conversion feature for the convertible debentures issued on August 23, 1999. At that date, the aggregate market value of the Common Stock into which the debt could be converted exceeded the value of the debt by $723,077.

         The Company has also restated its financial statements for the year ended January 31, 2000 to reflect the credit enhancements of $630,000 provided to lenders by a major shareholder during February 1999 and August 1999. The shareholder transferred 2,400,000 shares of Common Stock to certain lenders to help obtain for the Company $656,000 of debt in February 1999 and transferred 225,000 shares of Common Stock to the convertible debenture holders in August 1999 to help obtain for the Company the $1 million convertible debentures. A value of $630,000 was ascribed to the shares based upon the allocation of the relative fair values of Common Stock. This amount was recorded as a discount to the debt and was amortized as interest expense over the estimated life of the debt.

         Accordingly, common stock and accumulated deficit during the development stage have been increased by $1,353,077 on the January 31, 2000 balance sheet and interest, net and net loss have been increased by $1,353,077 and net loss per common share has increased by 4 cents per share on the Company's Statements of Operations for the year ended January 31, 2000 and for the period February 18, 1997 (date of inception) to January 31, 2000. These adjustments have no effect on loss from operations, cash flows or the deficit in stockholders' equity.

         Net sales for fiscal year 2001 were $502,218, which compares to $15,754 sales for fiscal 2000. The dramatic increase in the level of sales reflects the introduction of the professional range of products to the market and its subsequent purchase by end users. The net loss in fiscal 2001 was ($2,112,409), which is $673,672 less than the net loss of fiscal 2000 as restated of ($2,786,081). The fiscal 2001 net loss was due to: increased production, distribution, research and development, and administrative expenses (including expenses incurred in complying with U.S. securities laws and other expenses relating to public company requirements) of $2,449,528, which reflected the Company's investment in product development, marketing support, and administrative infrastructure, together with costs associated with the various financing transactions pursued during the year. As the Company nears the completion of its development stage, its attention and resources have been particularly diverted towards sales and marketing and administrative collateral. An entire sales team was hired, including field sales, sales support and technical support personnel. Management plans to greatly increase marketing expenditure to create greater brand awareness. New premises were leased on March 19, 2000 with additional IT and administrative infrastructure. As anticipated by Management, these additional resources have increased operating expenses in the year ended January 31, 2001, but Management expects a far greater stability in operating expenses in the fiscal year ended January 31, 2002.

         In fiscal 2001, the Company incurred net interest expense of $165,099 compared with net interest expense of $1,432,064 for fiscal 2000 as restated. This decrease in interest expense was due to the restatement of the financial statements for the year ended January 31, 2000 to reflect the beneficial conversion feature for the convertible debentures issued on August 23, 1999 amounting to $723,077 and the credit enhancements of $630,000 provided to lenders by a major shareholder during February 1999 and August 1999 and increased bank and loan interest in fiscal 2001 due to increased bank loan borrowings, and interest associated with the Second Financing Transaction. See "Item 1. Description of Business - First Financing Transaction and Second Financing Transaction."

         The tax rates for the years 2001 and 2000 are zero due to a net loss in each period.

         The total current assets of the Company were $456,337 at January 31, 2001, an increase of $394,921, compared to $61,416 at January 31, 2000. Working capital was negative $2,256,025 as of January 31, 2001, compared with negative $1,750,749 as of January 31, 2000. These changes are due to the addition of short-term credit facilities in 2001 and the re-classification of $1,000,000 of convertible debenture as a long-term obligation. The commencement of business activities has resulted in significant increases in accounts receivable and payable and accrued liabilities.

         Total assets of the Company were $768,282 at January 31, 2001, an increase of $480,107, compared to $288,175 at January 31, 2000. The difference is mainly attributable to the purchase of fixed assets and increases in accounts receivable and prepaid expenses.

         The total current liabilities of the Company increased by $900,197 from $1,812,165 at January 31, 2000 to $2,712,362 at January 31, 2001. Long term liabilities were $1,962,635 at January 31, 2001 compared to $525,777 at January 31, 2000. The current and long term liabilities increases are attributable to an increase in the short-term credit facility and debt incurred in order to finance the development of the products and the infrastructure of the business. The Company's transition into a trading enterprise has also resulted in increases in accounts payable and accrued liabilities.

         Total stockholders' equity decreased by $1,856,948 during the year ended January 31, 2001 from deficit $2,049,767 at January 31, 2000 to a deficit of $3,906,715 at January 31, 2001 as a result of the net loss for the year and the issue of 179,643 shares of Common Stock for $104,791. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions now that its development stage is ending and its operational stage has commenced.

Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds and is engaged in or presently pursuing the following financing transactions.

         As of January 31, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999, the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. See "Item 1. Description of Business - The First Financing Transaction and The Second Financing Transaction." In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date. In addition, the Company has a $1,169,000 short-term credit facility with an annual interest rate of 7.5% with an English bank. This facility matures on July 31, 2001. The Company believes that at such maturity date the facility will be extended. The Company's bank has agreed to temporary borrowings of $292,220 in excess of the formal facility during the period to May 25, 2001. It is expected that this excess amount will be repaid on May 25 from money raised in financing activities conducted over the next few weeks. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest. The amount drawn against the facility at January 31, 2001 was $1,682,975.

         In February 2001, Goldman Investments Limited, an entity in which Daniel Goldman, a non-executive director of the Company, has an interest, lent the Company $1,000,000. Although the specific terms of the loan, including the interest rate and maturity date, have not been finalized, to the extent that the loan contains a conversion feature, the Company may be required to recognize an accounting charge equal to the amount by which the aggregate market value of the Common Stock into which the loan could be converted exceeds the value of the loan. Approximately $500,000 of the loan was used to reduce the amount owed by the Company under the short-term credit facility described above with the remaining $500,000 used for working capital.

         The Company is in the process of conducting an offering of shares of Company Common Stock pursuant to an exemption under the Securities Act. Any securities offered in such placement will not be or will not have been registered under the Securities Act, and thus may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

         Goldman Investments Limited may elect to have the $1,000,000 loan considered as part of the placement and thus counted towards the $2 million (prior to commissions and other expenses) that the Company is seeking to raise in the placement.

         Management estimates that the placement, if consummated, would fulfill the Company's capital requirements, including the payment of any loan obligations described above, for a period up the point at which net sales revenues could sustain the Company's day to day operations. Management believes that, subject to this additional investment, monthly break-even will be achieved in the third fiscal quarter of the fiscal year ending January 31, 2002. There can, however, be no assurance that the above transaction will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note D of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

Item 7.  Financial Statements

         Filed herewith beginning on page F-1 are the audited financial statements of the Company.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act

Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of six (6) persons, David Morgan, Jon Halestrap, John Agostini, Daniel Goldman, Tom Maxfield and David Andrews. The following table sets forth information about all directors and executive officers of the Company and all persons nominated or chosen to become such.

                                                                                                   YEAR
 NAME                                        AGE                       OFFICE                      ELECTED
 -----                                       ---                       ------                      -------


 David Morgan                              40       President, Chief Executive Officer, and        1998
                                                    Chairman of the Board of Directors
 Jon Halestrap                             41       Director, VP Sales and Marketing               2000
 John Agostini                             42       Director, Chief Finance Officer and Secretary  1999

 Daniel Goldman                            31       Non-Executive Director                         1999

 Thomas Maxfield                           52       Non-Executive Director                         1999

 David Andrews                             65       Non-Executive Director                         2000


         David Morgan (Chief Executive Officer) - Mr. Morgan is 40 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK computer software reseller. From 1997 to the present, he has been a director of and the Chief Executive Officer of INVU Plc. Since the Share Exchange on August 31, 1998, he has been Chairman and Chief Executive Officer of the Company.

         Jon Halestrap (VP Sales and Marketing) - Mr. Halestrap is 41 years old and graduated from Coventry Polytechnic in 1984 with a degree in Production Engineering. From 1995 to 1996, he was Group Sales Director of Orchid Ltd, a UK computer software reseller. Between November 1996 and May 1999, he was Channel Director for Bentley Systems Limited, a leading supplier of Micro CAD systems in the world. From June 1999 to July 2000, Mr. Halestrap was Northern European Business Development Manager for Motiva Limited, a global information management solutions company. Mr. Halestrap joined INVU on July 10, 2000 as Vice President of Sales and Marketing and serves as a director of the Company.

         John Agostini (Chief Finance Officer) - Mr. Agostini is 42 years old and qualified as a chartered accountant with Grant Thornton in 1984. Since 1986 he has worked for various companies within the printing, construction, and electronics industries, typically as a Finance/Commercial Director. From December 1993 to October 1996, he held the position of Director of Finance and Operations of Bizeq Limited, a security alarms distributor. From November 1996 to April 1997, Mr. Agostini served as European Financial Controller for Sunbeam Europe Limited, a domestic appliance distributor. From April 1997 to February 1999, he served as Finance and Operations Director of the performance textiles division of Porvair Plc. Mr. Agostini joined INVU in February 1999 as Chief Finance Officer, director and Secretary.

         Daniel Goldman (Non-Executive Director) - Mr. Goldman is 31 years old, and works with emerging technology companies raising private equity finance and also provides corporate finance advice. He has worked with a number of companies in the fields of software and the internet, smart card technology, medical devices and other areas of patented technology as a consultant. From January 1997 until June 1997, Mr. Goldman worked with Elderstreet Corporate Finance Ltd., a venture capital fund specializing in the high-tech sector. From July 1997 through April 1998, Mr. Goldman worked with Alberdale & Co., a venture capital fund specializing in the high-tech and healthcare sectors. From April 1998 until June 1999, he served as a Corporate Finance Executive with Shore Capital Group Plc, an investment bank specializing in corporate finance. Mr. Goldman is currently a non-executive director for a number of technology companies. These include Boomerang Software Inc., an internet software publishing company based in Boston. Mr. Goldman joined the Board of INVU Inc. on May 13, 1999.

         Thomas Maxfield (Non-Executive Director) - Mr. Maxfield is 52 years old. He has a B.A. honors degree in modern languages. Between 1984 and 1997 he was a main board director of The Sage Group plc, a supplier of PC accounting software. His responsibilities included the development of a national reseller network, creating and maintaining telesales and field sales operations, and the creation of the company's retail sales channel. From 1997 to the present, Mr. Maxfield has served as a director of Seaham Hall Limited, a property development company. Mr Maxfield joined the Board of INVU Inc. on May 13, 1999.

         David Andrews (Non-Executive Director) - Mr. Andrews is 65 years old and has served as a politician in the Irish Parliament for over thirty-five years. He was appointed as a Minister in 1977 and has held several ministerial positions, including Justice, Marine, Defense and Foreign Affairs. In particular, Mr. Andrews was appointed the Minister of Foreign Affairs of Ireland in 1992 and reappointed in 1997. In addition, he has served since 1999 as the Chairman in Office of the Council of Europe.

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

         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed or were not timely filed: (i) Jon Halestrap, a director, failed to file a Form 3 upon his appointment as a director; (ii) David Andrews, a director, was late in filing his Form 3 upon his appointment as a director; (iii) John Agostini, Chief Financial Officer and a director, failed to file a Form 4 upon his receipt of an option to purchase 100,000 shares of Company Common Stock; (iv) David Morgan, Chief Executive Officer and a director, failed to file a Form 4 upon his grant of the above described option to John Agostini; (v) Montague, a 10% stockholder of the Company, failed to file a Form 4 for eight transfers of Company Common Stock totaling 1,812,390 shares of Company Common Stock; (vi) the Montague beneficiaries, including Peter Fraser, Martyn Doherty, David Morgan (who is also an officer and director of the Company) and Jon Halestrap (who is an officer and a director of the Company) may have been required to jointly file Form 4s along with Montague as described in (v) above; and (vii) all of the above parties failed to file a Form 5 regarding the above described failures to file a Form 4.

 Item 10.  Executive Compensation

         The following tables set forth the compensation paid by the Company to its Executive Officers during the fiscal year ended January 31, 2001. No other executive officer earned in excess of $100,000.


                                                              Annual Compensation


                                 Year Securities
        Name/Principal                Ending                                          Underlying      Other Annual
          Position                  January 31             Salary          Bonus       Options        Compensation
          ---------                 ----------             ------          -----       -------        ------------

David Morgan/Chief Executive        2001                  $100,937          $ 0           0            $29,046(3)
Officer                             2000                  $ 97,964          $ 0           0            $22,279(1)
                                    1999                  $101,082          $ 0           0            $13,169(1)

John Agostini/Chief Financial       2001                  $ 93,750        $3,750      100,000(2)       $19,536(1)
Officer                             2000                  $ 86,312          $ 0           0            $18,339(1)

Jon Halestrap/VP Sales and          2000                  $ 73,482          $ 0           0            $ 8,004(1)
Marketing

 (1)Other Annual Compensation consists of the use of a company car.
 (2)In June 2000, Mr. Agostini was granted an option by David Morgan to purchase 100,000 shares of Company common stock at $2.00 per share. The option became exercisable in March 2001. Mr. Morgan is a beneficiary of a discretionary trust, the rest of which includes beneficial ownership of a majority of the Company's Common Stock. The percentage of Mr. Morgan's beneficial interest in the assets of the trust has not been determined. If he receives a distribution from the trust, he has committed to give Mr. Agostini an option to purchase 100,000 shares.
 (3)Other Annual Compensation consists of $27,390 for the use of a company car and contributions to Mr. Morgan's private health insurance plan in the amount of $1,656.



                        Option Grants in Last Fiscal Year
                                Individual Grants

                                     Number of           % of Total
                                    Securities        Options Granted
                                    Underlying        to Employees in
             Name                     Options           Fiscal Year      Exercise Price      Expiration Date

John Agostini                       100,000                  (1)             $ 2.00              6/26/10


(1) Mr. Agostini's option was granted by David Morgan. The transaction is described in footnote 2 to the previous table.

No stock options were granted on behalf of the Company to any employee during the Company's last fiscal year.

Director Compensation

         Directors currently do not receive any cash compensation from the Company for their services as members of the Board of Directors except as described below. Directors are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board of Directors and committee meetings.

         Effective February 2, 1999, Mr. Goldman was entitled to receive (pound)5,000 payable in six equal installments and 5,000 shares of the Company's Common Stock from Montague as compensation for his services. Mr. Maxfield was granted 10,000 shares of the Company's Common Stock from Montague for his services as a director in April 1999. The Company also agreed in February 2000 to pay Mr. Andrews (pound)25,000 as consideration for his services as a director and intend to grant him an option to purchase 30,000 shares of Common Stock.

Designations

         As part of an investment agreement executed in August 1999, Mr. Goldman was nominated and appointed to serve on the Company's board of directors. See "Item 12. Certain Relationships and Related Transactions."

Employment Agreements

         David Morgan. The Company entered into an employment agreement with Mr. Morgan in June 1997. The Company agreed to pay Mr. Morgan (pound)92,000 as salary plus quarterly bonuses based upon profit achievements. The profit achievements necessary for any bonus award will be determined by the Company's Board of Directors. The Company reviews Mr. Morgan's salary each year. The Company also agreed to provide Mr. Morgan with a company car, to provide and maintain his membership in a private health care plan and to contribute a sum equal to 5% of his total salary to his private pension. No contributions have been made by the Company to Mr. Morgan's private pension. The agreement may be terminated by either Mr. Morgan or the Company with twelve months notice. In addition, the Company may terminate the agreement at any time without prior notice if Mr. Morgan were to (1) commit an act of gross misconduct or incompetence; (2) become of unsound mind; (3) file for bankruptcy or make any arrangement with his creditors; (4) willfully refuse to carry out duties vested in him by the Board of Directors; (5) be convicted of a criminal offense unless, in the opinion of the Board of Directors, the conviction does not affect his position or suitability for the position; or (6) commit any conduct which, in the opinion of the Board of Directors, brings him or the Company or any of the Company's subsidiaries into disrepute.

         John Agostini. The Company entered into an employment agreement with Mr. Agostini in January 1999. The Company agreed to pay Mr. Agostini(pound)62,500 as salary. Mr. Agostini is entitled to receive an annual bonus. Any bonus is subject to review by the Board of Directors. The Company also agreed to provide Mr. Agostini with a company car. The agreement may be terminated by either the Company or Mr. Agostini with one months notice. However, the Company may terminate Mr. Agostini's employment immediately in the event of gross misconduct. Upon termination, Mr. Agostini is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, any intellectual property developed by Mr. Agostini is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

         Jon Halestrap. The Company entered into an employment agreement with Mr. Halestrap in June 2000. The Company agreed to pay Mr. Halestrap (pound)62,500 as salary and a guaranteed bonus of (pound)22,500 for the first nine months that he is employed by the Company. Thereafter, his salary will remain the same and any bonus will be based on sales. Mr. Halestrap's commission's are subject to the Board of Director's regular review. The Company also agreed to maintain Mr. Halestrap's mobile phone contract, to provide him with a company car and to grant him an option for not less than 100,000 shares of the Company's Common Stock. The agreement may be terminated by either the Company or Mr. Halestrap with three months notice by either party during his first year of employment with the Company. Thereafter, the notice period will increase one month for each years service to a maximum of six months. However, the Company may terminate Mr. Halestrap's employment immediately in the event of gross misconduct. Upon termination, Mr. Halestrap is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, that any intellectual property developed by Mr. Halestrap is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on April 30, 2001 information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on April 30, 2001.


                                                        Beneficial Ownership (1)

Name and Address                                   Amount and Nature      Percentage(1)(2)
of Beneficial Owner                                 of Beneficial
                                                         Owner

Montague Limited (3)(4)(5)                            20,855,890            68.64%
David Morgan (4)(5)(6)                                     *                   *
Jon Halestrap (4)(7)                                    100,000              0.33%
Peter Fraser (5)                                           *                   *
John Agostini(11)                                       100,000              0.33%
Daniel Goldman(8)                                       654,359              2.10%
Thomas Maxfield(9)                                      659,359              2.12%
Roy G. Williams (10)                                   1,725,920             5.68%
David Andrews(12)                                          *                   *
Paul O'Sullivan(5)(13)                                     *                   *
Officers and Directors as a Group (7 persons)          1,513,718             4.77%


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

(2)      Based on 30,386,539  shares of Common Stock outstanding as of April 30,
         2001.

(3) Montague Limited ("Montague") is a company organized under Isle of Man law with a business address of 34 Athol Street, Douglas, Isle of Man IM1 1RD United Kingdom. The directors of Montague are Eammon Harkin and Barry John Williams. The sole issued and outstanding share capital of Montague is owned of record by an Isle of Man corporation related to the corporate trustee of a discretionary trust (the "Discretionary Trust"), the rest of which includes beneficial ownership of the capital stock of Montague and, therefore, indirect beneficial ownership of 19,754,252 shares of Company Common Stock that are held of record by Montague.

(4) Montague is the record owner of 1,101,638 shares that have been allocated to certain individuals and entities and are held for such individuals and entities under a declaration of trust (the "Allocated Trust").

(5) Such person or persons are within a class of beneficiaries of the Discretionary Trust. The percentage of each such person's beneficial interest, if any, in the assets of the Discretionary Trust has not been determined at this time, and, therefore, such persons disclaim beneficial ownership of such shares. Mr. Fraser's business address is Caraway Cottage, 1 High Street, Ecton, Northampton.



(6) David Morgan is President and Chief Executive Officer of the Company and is a member of the Company's Board of Directors. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.

(7) Jon Halestrap is Vice President - Sales and Marketing of the Company and is a member of the Company's Board of Directors. Mr. Halestrap has been allocated 100,000 shares as a beneficiary of the Allocated Trust. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.

(8)      Includes  shares of Common Stock that  Vertical,  which is owned by Mr.
         Goldman, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). Mr. Goldman's business address is Building 8/9 Malcha Technology Park, Jerusalem 91487 Israel.

(9) Includes shares of Common Stock that Mr. Maxfield, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction." Mr. Maxfield's business address is Marsden Hall, Lizard Lane, MarsdenTyne & Wear NE34 7AD.

(10) Pursuant to a Schedule 13G filed by Mr. Williams, Mr. Williams has the following beneficial ownership with respect to shares of Common Stock. Mr. Williams has sole voting and dispositive power over 659,780 shares of Common Stock including 261,875 shares of Common Stock owned by Mustardseed and has sole voting and power over such shares. Zalcany owns 1,066,140 shares of Common Stock. Zalcany is owned 50% by Mr. Williams and 50% by Richard Harris. Mr. Williams and Mr. Harris share voting and dispositive power with respect to such shares. Mr. Williams business address is Birkett House, 27 Albemarle Street, London W1X 4LQ.

(11) Mr. Agostini is the Chief Financial Officer and a director of the Company. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB. Includes 100,000 shares of common stock that Mr. Agostini may acquire upon the exercise of an option.

(12) Mr. Andrews is a non-executive director of the Company. His business address is Dail Eireann, Leinster House, Dublin 2, Ireland.

(13) Mr. O'Sullivan was the Chief Technical Officer and a director of the Company until July 2000. His business address is 23 Denton Rd., Horton, Northhampton NN72BE.


Item 12.  Certain Relationships and Related Transactions

The First Financing Transaction

         In February 1999, Roy G. Williams, who beneficially owns 5.7% of the Company's issued and outstanding common stock, and Zalcany Limited, a company affiliated with Mr. Williams, were two of several parties that loaned the Company approximately $656,000 to fund current operations. See "Item 1. Description of Business-The First Financing Transaction." for a description of the transaction.

The Second Financing Transaction

         On August 23, 1999, the Company entered into an Investment Agreement with (i) David Morgan, the Company's President, Chief Executive Officer and a director; (ii) John Agostini, the Company's Chief Finance Officer and a
director;  (iii) Paul  O'Sullivan,  the Company's Chief Technical  Officer and a
director until July 2000; (iv) Vertical Investments Limited, a company beneficially owned by Daniel Goldman, who is a non-executive director; (v) Thomas Maxfield, also a non-executive director; and (vi) Alan David Goldman, the father of Daniel Goldman. See "Item 1. Description of Business-The Second Financing Transaction" for a description of the transaction.

Director Arrangements

         As part of the Investment Agreement executed in connection with the Second Financing Transaction in August 1999, Mr. Daniel Goldman has been nominated and appointed to serve on the Company's board of directors. He shall continue to serve on the Company's board of directors until his loans have been either repaid in full or fully converted into common stock.

Guarantees of Indebtedness and Guarantee Fees

         In December 1999, Invu Services Limited renewed its overdraft facility with HSBC Bank plc. Peter Fraser, a beneficiary of Montague, an entity that holds approximately 69% of the Company's Common Stock, made a guarantee of (pound)40,000 to secure all liabilities of Invu Services Limited. David Morgan, the Company's President, Chief Executive Officer and a director, provided two guarantees to secure all liabilities of Invu Services Limited. These guarantees were (pound)12,500 and (pound)2,500. Also in connection with this facility, Peter Fraser and Vertical Investments Limited, a company beneficially owned by Daniel Goldman, a non-executive director, provided a guarantee of (pound)300,000. This guarantee has now been canceled following the Company's change of bank.

         In July 2000, the Company negotiated an overdraft facility for $1,169,000 with the Bank of Scotland for Invu Services Limited, Invu plc and Invu International Holdings Limited. Vertical Investments Limited provided a guarantee for Invu Services Limited for this loan as well and cross guarantees were made by Invu Services Limited, Invu plc and Invu International Holdings Limited. Invu International Holdings Limited also executed a Debenture in favor of the Bank of Scotland.

Loans

         In March 2000 the Company received a non-interest unsecured loan in the sum of (pound)571,500 from Peter Fraser.

         In September 1999, the Company made a non-interest bearing loan to David Morgan in the amount of $5,635. To date, no payments have been made on this loan.

         In February 2001, Goldman Investments Limited, an entity in which Daniel Goldman, a non-executive director, has an interest, made a loan to the Company in the sum of $1,000,000. See "Item 6. Management's Discussion and Analysis or Plan of Operations - Financing Management's Plan of Operation."

Employment and Indemnification Agreements

         The Company does not maintain any Indemnification Agreements with its directors. David Morgan, John Agostini and Jon Halestrap have entered into employee employment agreements with the Company. See "Item 10. Executive Compensation-Employment Agreements."

Transactions

         The Company paid Impakt Software Limited $85,800 as of the fiscal year ended January 31, 2001. Paul O'Sullivan, who served as the Company's Chief Technical Officer and a director until July 12, 2000, is a director of Impakt Software Limited.

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

3.3 Bylaws of the Company (incorporated by reference from Exhibit 2.2 of the Company's Registration Statement on Form 10-SB/A filed August 29,
         1997).

10.1 Limited Manufacturing Agreement, dated March 25, 1998, by and between INVU Services Limited and Centura Software Corporation (incorporated by reference from Exhibit 10.3 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.2** Reseller Agreement, dated March 26, 1998, by and between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (incorporated by reference from Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.3** Gold Standard Reseller Agreement, dated June 16, 1999, by and between INVU Services Limited and Computer Associates International, Inc. (incorporated by reference from Exhibit 10.9 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.4 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit
         10.12 of the  Company's  Annual Report on Form 10-KSB filed October 15,
         1999).

10.5 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.6 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.7 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Distribution Agreement, dated January 29, 2000, by and between INVU Services and Gem Distribution Limited. (incorporated by reference from
         Exhibit 10.13 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.9 Overdraft Facility Agreement, dated December 13, 1999, by and between Invu Services Limited and HSBC Bank plc. (incorporated by reference from Exhibit 10.16 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.10 Lease Agreement, effective January 1, 2000, by and between Invu Services Limited, Roy Taylor and Diana Ruth Taylor. (incorporated by reference from Exhibit 10.24 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.11 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference from Exhibit 10.25 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.12 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.13 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.14 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.15 Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.16 Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.17 Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.18 Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (incorporated by reference from Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.19 Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (incorporated by reference from Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.20 Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (incorporated by reference from Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

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

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT CERTIFIED PUBLIC
ACCOUNTANTS



January 31, 2001 and 2000

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


--------------------------------------------------------------------------------

CONTENTS                                                                                               PAGE




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

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                                                         F-4

    CONSOLIDATED STATEMENTS OF OPERATIONS                                                               F-5

    CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY                                          F-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                                               F-8

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                          F-9




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors INVU, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of INVU, Inc. (a development stage enterprise) and Subsidiaries as of January 31, 2001 and 2000 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years ended January 31, 2001 and 2000 and for the period February 18, 1997 (date of inception) to January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVU, Inc. and Subsidiaries as of January 31, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years ended January 31, 2001 and 2000 and for the period February 18, 1997 (date of inception) to January 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note B, the financial statements for the year ended January 31, 2000 have been restated to record a beneficial conversion feature associated with convertible debt and credit enhancements provided by the major shareholder.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, is not generating cash from operations and has a deficit in stockholders' equity. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with respect to these matters, including plans to continue funding its development expenses, are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Grant Thornton
Northampton, England

May 15, 2001

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------


                                                                                   January 31,       January 31,
                                                                                          2001              2000
                                                                                                     As restated
                                                                                   $                 $

ASSETS

CURRENT ASSETS
Accounts receivable:
  Trade, net                                                                           310,098             1,916
  VAT recoverable and other                                                              5,847            22,000
Inventories                                                                             35,150            25,110
Prepaid expenses                                                                       105,242            12,390
                                                                                   --------------     -------------
TOTAL CURRENT ASSETS                                                                   456,337            61,416
                                                                                   --------------     -------------
EQUIPMENT, FURNITURE AND FIXTURES
Computer equipment                                                                      82,989            42,450
Vehicles                                                                               289,970           226,348
Office furniture and fixtures                                                          102,350            31,096
                                                                                   --------------     -------------
                                                                                       475,309           299,894

Less accumulated depreciation                                                          163,364            73,135
                                                                                   --------------     -------------
                                                                                       311,945           226,759
                                                                                   --------------     -------------
                                                                                       768,282           288,175
                                                                                   ==============     =============
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short-term credit facility                                                           1,682,975           413,247
Current maturities of long-term obligations                                             69,624         1,074,185
Accounts payable                                                                       544,524           126,204
Accrued liabilities                                                                    415,239           198,529
                                                                                   --------------     -------------
TOTAL CURRENT LIABILITIES                                                            2,712,362         1,812,165
                                                                                   --------------     -------------
LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                       1,962,635           525,777

DEFICIT IN STOCKHOLDERS' EQUITY
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -                 -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding
- 30,386,539 (2000: 30,206,896) shares                                               1,746,223         1,641,432
Accumulated deficit during the development stage                                    (5,810,452)       (3,698,043)
Accumulated other comprehensive income                                                 157,514             6,844
                                                                                   --------------     -------------
                                                                                    (3,906,715)       (2,049,767)
                                                                                   --------------     -------------
                                                                                       768,282           288,175
                                                                                   ==============     =============


The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                                                  Feb 18, 1997
                                                                                                    (Date Of
                                                                        Jan 31,          Jan 31,  inception) to
                                                                           2001             2000  Jan. 31, 2001
                                                                                     As restated   As restated
                                                                     $                 $              $



Revenues                                                              502,218             15,754        528,211

Expenses:
Production cost                                                       136,697            106,979        351,855
Selling and distribution cost                                         950,682            250,995      1,323,276
Research and development cost                                         313,587            210,219        700,712
Administrative costs                                                1,048,562            801,578      2,357,493
                                                                 ---------------   --------------     -------------
Total operating expenses                                            2,449,528          1,369,771      4,733,336
                                                                 ---------------   --------------     -------------
Operating loss                                                     (1,947,310)        (1,354,017)    (4,205,125)

Other income (expense)
Interest, net                                                        (165,099)        (1,432,064)    (1,607,690)
Other                                                                       -                  -          2,363
                                                                 ---------------   --------------     -------------
Total other expense                                                  (165,099)        (1,432,064)    (1,605,327)
                                                                 ---------------   --------------     -------------
Loss before income taxes                                           (2,112,409)        (2,786,081)    (5,810,452)

Income taxes                                                                -                  -              -

                                                                 ---------------   --------------     -------------
Net loss                                                       -   (2,112,409)        (2,786,081)    (5,810,452)
                                                                 ===============   ==============     =============
Weighted average shares outstanding:

Basic and Diluted                                                  30,210,341         30,206,896     30,207,604
                                                                 ===============   ==============    ==============
Net loss per common share

Basic and Diluted                                                      (0.07)            (0.09)          (0.19)
                                                                 ===============   ==============    ==============



The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                                                              ACCUMULATED
                                                                                                    OTHER
                                                         COMMON STOCK        ACCUMULATED    COMPREHENSIVE              COMPREHENSIVE
                                                     SHARES         AMOUNT       DEFICIT           INCOME      TOTAL           LOSS
                                                                    $        $              $                $         $



Issuance of common stock ($1.64 per share)          176,000        288,640           -                -       288,640

Reclassification of $1.64 common stock             (176,000)      (288,640)          -                -      (288,640)

Issuance of no par common stock in connection    28,696,552        288,355           -                -       288,355
with reverse acquisition

Issuance of common stock ($0.50 per share)        1,510,344        750,000           -                -       750,000

Reverse acquisition transaction costs                     -       (750,000)          -                -      (750,000)

Comprehensive income:
  Foreign currency translation adjustment                 -              -           -               440          440           440
  Net loss during the period                              -              -      (217,153)             -      (217,153)     (217,153)
                                                                                                                        ------------
Total comprehensive income                                                                                                 (216,713)
                                                  ----------       ----------   ----------     ----------    ---------- ============

Balance at January 31, 1998                       30,206,896       288,355      (217,153)            440       71,642

Comprehensive income:
  Foreign currency translation adjustment                 -              -             -           8,655        8,655         8,655
  Net loss during the period                              -              -      (694,809)             -      (694,809)     (694,809)
                                                                                                                         -----------
Total comprehensive income                                                                                                 (686,154)
                                                  ----------       ----------   ---------      ----------    ----------- ===========
Balance at January 31, 1999                       30,206,896       288,355      (911,962)          9,095     (614,512)

Beneficial conversion feature of
 convertible debentures                                   -        723,077             -               -      723,077
Credit enhancements provided by the
 major shareholder                                        -        630,000             -               -      630,000
Comprehensive income:
  Foreign currency translation adjustment                 -              -             -           (2,251)     (2,251)       (2,251)
  Net loss during the period as restated                  -              -    (2,786,081)               -  (2,786,081)   (2,786,081)
                                                                                                                         -----------
Total comprehensive income as restated                                                                                   (2,788,332)
                                                  ----------       ----------   ---------      ----------    ----------- ===========
Balance at January 31, 2000 as restated           30,206,896      1,641,432   (3,698,043)           6,844  (2,049,767)



The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------

                                                                                        ACCUMULATED
                                                                                              OTHER
                                                   COMMON STOCK         ACCUMULATED   COMPREHENSIVE                   COMPREHENSIVE
                                                SHARES        AMOUNT        DEFICIT          INCOME       TOTAL             LOSS
                                                          $               $              $              $              $

Issuance of no par common stock
 ($0.58 per share)                             179,643       104,791              -               -        104,791

Comprehensive income:
  Foreign currency translation adjustment            -             -              -         150,670        150,670          150,670
  Net loss during the year                           -             -     (2,112,409)              -     (2,112,409)      (2,112,409)
                                                                                                                      --------------
Total comprehensive income                                                                                               (1,961,739)
                                             ----------- ------------  ---------------  ------------  -------------   ==============
Balance at January 31, 2001                   30,386,539   1,746,223     (5,810,452)        157,514     (3,906,715)
                                             ----------- ------------  ---------------  ------------  -------------











The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


                                                                                                    Feb. 18, 1997
                                                                                                         (Date of
                                                                  January 31,     January 31,       inception) to
                                                                         2001            2000    January 31, 2001
                                                                                  As restated         As restated
                                                                  $               $                 $


Net cash flows used in operating activities
  Net loss during the period                                       (2,112,409)     (2,786,081)         (5,810,452)
  Interest expense relating to beneficial conversion feature                -         723,077             723,077
  Interest expense relating to debt discount                                -         630,000             630,000
  Adjustments to reconcile net loss to net cash used
  in operating activities
    Depreciation                                                       99,996          42,286             184,101
    Accounts receivable                                              (302,213)        (11,966)           (325,955)
    Inventories                                                       (12,836)         98,702             (42,268)
    Prepaid expenses                                                  (96,572)          6,243            (109,394)
    Accounts payable                                                  442,166          51,138             569,028
    Accrued liabilities                                               242,516         118,886             441,387
                                                                   -----------     -----------         -----------
Net cash used in operating activities                              (1,739,352)     (1,127,715)         (3,740,476)
                                                                   -----------     -----------         -----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                             (130,875)        (46,143)           (264,128)
  Proceeds from sale of vehicles                                            -          19,356              19,356
                                                                   -----------     -----------         -----------
Net cash used in investing activities                                (130,875)        (26,787)           (244,772)
                                                                   -----------     -----------         -----------
Cash flows provided by financing activities:
  Short-term credit facility                                        1,345,146         343,613           1,755,712
  Borrowings received from notes payable                              813,436       1,661,472           3,619,430
  Repayment of borrowings                                            (306,489)       (833,091)         (1,662,845)
  Principal payments on capital lease                                 (43,241)        (15,857)            (76,475)
  Proceeds from issuance of stock                                     104,791               -             393,431
                                                                   -----------     -----------         -----------
Net cash provided by financing activities                           1,913,643       1,156,137           4,029,253
                                                                   -----------     -----------         -----------
Effect of exchange rate changes on cash                               (43,416)         (1,635)            (44,005)
                                                                   -----------     -----------         -----------
Net decrease in cash                                                        -               -                   -
Cash at beginning of period                                                 -               -                   -
                                                                   -----------     -----------         -----------
Cash at end of period                                                       -               -                   -
                                                                   -----------     -----------         -----------
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                             98,000          47,000             156,000
  Income taxes                                                              -               -                   -


MAJOR NON-CASH TRANSACTIONS

The beneficial conversion feature of the Convertible Notes amounting to $723,077 and debt discounts of $630,000 have been included in the Statement of Operations for the year ended January 31, 2000 as restated. These items are non-cash transactions.


The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

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


                  NOTE B - RESTATEMENT OF FINANCIAL INFORMATION

The Company has restated its financial statements for the year ended January 31, 2000 to reflect the beneficial conversion feature for the convertible debentures issued on August 23,1999. At that date, the aggregate market value of the common stock into which the debt could be converted exceeded the value of the debt by $723,077.

The Company has also restated its financial statements for the year ended January 31, 2000 to reflect the credit enhancements of $630,000 provided to lenders by a major shareholder during February 1999 and August 1999. The shareholder transferred 2,400,000 shares to certain lenders to help secure $656,000 of debt in February 1999 and transferred 225,000 shares to the convertible debenture holders in August 1999 to secure the $1 million convertible debentures. A value of $630,000 was ascribed to the shares based upon the allocation of the relative fair values. This was recorded as a discount to the debt and was amortized as interest expense over the estimated life of the debt.

Accordingly, common stock and accumulated deficit during the development stage have been increased by $1,353,077 on the January 31, 2000 balance sheet and interest, net and net loss have been increased by $1,353,077 and net loss per common share has increased by 4 cents per share on the Company's Statements of

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Operations for the year ended January 31, 2000 and for the period February 18, 1997 (date of inception) to January 31, 2000. These adjustments have no effect on loss from operations, cash flows or the deficit in stockholders' equity.


               NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1          DEVELOPMENT STAGE ENTERPRISE

           The Company (a development stage enterprise) is in the development stage as defined by Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises" (SFAS No.
           7).

2          PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include the accounts of the Company and its subsidiaries INVU Plc, Services and Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation.

3          REVENUE RECOGNITION

           The Company recognizes revenue in accordance with the provisions of Statement of Position 97-2 "Software Revenue Recognition" (SOP 97-2) as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9) issued by the American Institution of Certified Public Accountants ("AICPA"). Fees for services and maintenance are generally charged to customers separately from the license of software. Revenues from license fees are recognized upon product shipment when fees are fixed, collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied.

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

-------------------------------------------------------------------------------

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

5        EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The straight line method of depreciation is followed for financial reporting purposes. The useful lives are as follows:

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

8        ADVERTISING COSTS

         Advertising costs of $344,466, $142,707 and $550,602 for the years ended January 31, 2001 and 2000, and for the period February 18, 1997 (date of inception) to January 31, 2001, respectively, have been charged to expense as incurred.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


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

11       NET LOSS PER SHARE

         The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).

         The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the years ended January 31, 2001 and 2000 no common stock equivalents were included in the computation of diluted net earnings per share. Convertible debentures excluded from the calculation of loss per share because their effect is anti-dilutive amounted to 1,723,077 common shares for the year ended January 31, 2001.

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

-------------------------------------------------------------------------------

         translating foreign currency assets and liabilities into US dollars are
         included  as  part  of  the  accumulated  other  comprehensive   income
         component of stockholders' equity.

14       RESEARCH AND DEVELOPMENT COSTS

         All research and development costs are expensed as incurred.

15       RECLASSIFICATIONS

         Certain items in the 2000 financial statements have been reclassified to conform to the current presentation.

16       RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In December 1999, the US Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB 101, as amended, which summarizes and clarifies certain existing accounting principles for the recognition and classification of revenues in the financial statements. SAB 101 did not have a significant effect on the Company's consolidated financial statements.

                             NOTE D - GOING CONCERN

The Company's liabilities exceed its assets and the Company has incurred losses from operations primarily as a result of treating virtually all development expenses since inception as current operating expenses. The Company is starting to generate revenues from operations and has obtained additional finance since the year end as disclosed in Note L. Operations to date have been funded principally by equity capital and borrowings. The Company is in the process of raising additional capital to fund its trading operations. The Company's ability to continue to develop its trading operations depends on its ability to raise other additional capital. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                              NOTE E - INVENTORIES

Inventories consist of the following:

                                                 January, 31     January, 31
                                                        2001            2000
                                                           $               $

Licensed goods                                             -          25,110
Goods for resale                                      35,150               -

                                               -------------     -----------
                                                      35,150          25,110
                                               =============     ===========

Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user. Licenses amounting to $82,160 were charged to profits in the year ended January 31, 2000 as the Company believed that it was unlikely to utilize this proportion of licenses before their expiry in June 2000.

                       NOTE F - SHORT-TERM CREDIT FACILITY

The  Company has a  $1,169,000  ((pound)800,000)  (January  31,  2000:  $486,000
((pound)300,000)), 7.5% (January 31, 2000 10%) short-term credit facility with an English bank. The Company's bank has agreed to temporary borrowings in excess of the formal facility during the period to January 31, 2001. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at January 31, 2001 was $1,682,975 ((pound)1,151,855), (January 31, 2000 $413,247 ((pound)255,091)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review on July 31, 2001.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


                         NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations at January 31, 2001 and January 31, 2000, consist of the following:


                                                                                   January 31,    January 31,
                                                                                          2001           2000
                                                                                             $              $

Non-interest bearing, unsecured loan from an individual,
no stated maturity date                                                                759,245        298,009

4% above Libor rate (Libor rate was 5.72% and 5.75% at January 31, 2001 and 2000 respectively)  notes payable to an English bank, monthly payment  aggregating to
(pound)500, maturing in March 2002, collateralised by all assets
of the Company and a limited personal guarantee by a director                            6,818         22,107

4% above Libor rate (Libor rate was 5.72% and 5.75% at January 31, 2001 and 2000 respectively) notes payable to an English bank, monthly payments  aggregating to
(pound)1,333, maturing in June 2004, collateralised by all assets of the Company
and  unlimited  multilateral  guarantees  between  subsidiary  undertakings;   a
quarterly loan guarantee premium of 1.5% per annum is
payable on 85% of the outstanding balance                                               81,821        114,480

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2003                                                                184,375        165,366
                                                                                  -------------    -----------
                                                                                     2,032,259      1,599,962

Less current maturities                                                                (69,624)    (1,074,185)

                                                                                  -------------    -----------
                                                                                     1,962,635        525,777
                                                                                  =============    ===========

Scheduled maturities of long-term obligation are as follows:


YEAR ENDING JANUARY 31,                                                                                     $

2002                                                                                                   69,624
2003                                                                                                1,096,467
2004                                                                                                   95,235
2005                                                                                                   11,688
Thereafter                                                                                            759,245

                                                                                               --------------
                                                                                                    2,032,259
                                                                                               ==============

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1)       CONVERTIBLE DEBENTURES

All corporate and individual investors are minority shareholders in the Company.

The A and B Convertible Notes 1999-2002 are held by individuals who are minority shareholders in the Company. They are convertible into common shares at the rate of one common share for every US$0.65 of outstanding principal Note converted for the A Notes and one common share for every US$0.50 of outstanding principal Note converted for the B Notes. Conversion will take place:

i)       immediately prior to a Public Offering

ii) at the option of the investor for the B Notes and automatically for the A Notes, upon new equity capital resulting in proceeds to the Company of at least $4,000,000

iii)     at the option of the investor giving 30 days notice to the Company.

Interest amounting to $99,241 has been accrued to January 31, 2001 (January 31, 2000 $31,575) in respect of the A and B Convertible Notes.

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

BENEFICIAL CONVERSION FEATURE

The beneficial conversion feature for the Convertible Notes amounting to $723,077 has been included in the interest expense for the year ended January 31, 2000 as restated. The feature has been calculated using the intrinsic value model as at the commitment date detailed in EITF Issue 98-5.

2)       CAPITAL LEASES

The Company leases vehicles under noncancellable capitalized leases.

                                                    January 31,     January 31,
                                                           2001            2000
                                                              $               $

Vehicles                                                289,970         226,348
Less accumulated depreciation                           (88,902)        (30,958)

                                                   -------------  --------------
                                                        201,068         195,390
                                                   =============  ==============

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Scheduled maturities of minimum lease payments are as follows:

YEAR ENDING JANUARY 31,                                                      $

2002                                                                    60,290
2003                                                                    89,713
2004                                                                    78,487
                                                                   ------------
                                                                       228,490
Less amount representing interest                                      (44,115)

                                                                   ------------
Present value of net minimum lease payments                            184,375
                                                                   ============


The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

                           NOTE H - LEASE COMMITMENTS

The Company leases office space on an annual basis. Rent expense totaled approximately $50,500 and $27,500 at January 31, 2001 and for the year ended January 31, 2000. The rent expense for the period February 18, 1997 (date of inception) to January 31, 2001 totaled $108,200. New premises have been leased effective from February, 2000 until December, 2001 at an annual commitment of $63,000.

The future minimum rental commitments as of January 31, 2001 are as follows:

YEAR ENDING JANUARY 31,                                                      $

2002                                                                    56,587
                                                                  ============

                              NOTE I - INCOME TAXES

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

At January 31, 2001, due to the Company's cumulative losses since inception, a loss carry forward of approximately $3,500,000 may be utilized in the future for an indefinite period.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

Net deferred tax assets resulting from the loss carry forward have been offset by a valuation allowance of equal amounts at January 31, 2001 and January 31, 2000 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were approximately $700,000 and $417,000 at January 31, 2001 and January 31, 2000, respectively. The valuation allowance increased approximately $283,000 and $258,000 at January 31, 2001 and 2000 respectively. The effective tax rate differs from the statutory rate as a result of the valuation allowance. Gross deferred tax liabilities were immaterial for all periods.

                       NOTE J - RELATED PARTY TRANSACTIONS

At January 31, 2001 David Morgan owed $5,635 (January 31, 2000 $961) to the Company. The maximum liability during the year amounted to $5,635 and the interest charge amounted to $Nil (January 31, 2000 $Nil).

The Company made purchases during the year under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who was a director of the Company during the year and who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $85,800 (January 31, 2000 $Nil) and the balance owed by the Company at January 31, 2001 was $2,233 (January 31, 2000 $Nil).

                          NOTE K - CONTINGENT LIABILITY

A complaint was filed against the Company on February 23, 2001 relating to a $100,000 demand promissory note dated May 1, 2000 and payable to the order of GEM Advisors Inc (GEM). The note bears interest at a rate of 3% per annum and if payment is not made upon demand, the rate increases to 15% per annum. GEM was entitled to convert the unpaid balance and interest into shares of the Company's Common Stock if payment was not made on demand. Demand on the note was made by GEM on September 21, 2000, subsequently GEM sent the Company a conversion notice on December 18, 2000 electing to convert the note into 179,643 shares of the Company's Common Stock. The note was subsequently converted and a share certificate was delivered to GEM, which GEM returned to the Company contending that the timeliness of the delivery of the share certificate violated the terms of the note agreements. Although the Company is unable to predict any outcome of the litigation, it is the Company's position that GEM made a binding election to convert unpaid amounts due under the note into shares of the Company's Common Stock, and that the Company fully satisfied the obligations under the note.

                            NOTE L - SUBSEQUENT EVENT

On February 27, 2001 the Company received $1,000,000 in the form of a Convertible Loan from Goldman Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest.

The Company's bank has agreed to a temporary $292,220 ((pound)200,000) increase in the Company's short term credit facility until May 25, 2001 on the basis that further additional investment to that noted above will be obtained by the Company by May 25, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                   INVU, Inc.
                                   (Registrant)



Date: May 15, 2001                 By:      /s/ David Morgan
                                      -----------------------------------
                                      David Morgan, President and
                                      Chief Executive Officer

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


                 SIGNATURE                                        OFFICE                           DATE
                 ---------                                        ------                           ----



 /s/ David Morgan                                      President, Chief Executive Officer      May 15, 2001
 --------------------------------------------          and Chairman of the Board of
 David Morgan                                          Directors (Principal Executive
                                                       Officer)

 /s/ Jon Halestrap                                     Director and VP Marketing and Sales     May 15, 2001
 --------------------------------------------
 Jon Halestrap


 /s/ Daniel Goldman                                    Director                                May 15, 2001
 --------------------------------------------
 Daniel Goldman


 /s/ John Agostini                                     Director and Chief Finance Officer      May 15, 2001
 --------------------------------------------          (Principal Financial Officer and
 John Agostini                                         Chief Accounting Officer)


 /s/ Tom Maxfield                                      Director                                May 15, 2001
 --------------------------------------------
 Tom Maxfield


 /s/ David Andrews                                     Director                                May 15, 2001
 ------------------------------------
 David Andrews


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

3.3 Bylaws of the Company (incorporated by reference from Exhibit 2.2 of the Company's Registration Statement on Form 10-SB/A filed August 29,
         1997).

10.1 Limited Manufacturing Agreement, dated March 25, 1998, by and between INVU Services Limited and Centura Software Corporation (incorporated by reference from Exhibit 10.3 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.2** Reseller Agreement, dated March 26, 1998, by and between INVU Services Limited and Computer Associates Plc and Memorandum Amendment dated July 17, 1998 (incorporated by reference from Exhibit 10.4 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.3** Gold Standard Reseller Agreement, dated June 16, 1999, by and between INVU Services Limited and Computer Associates International, Inc. (incorporated by reference from Exhibit 10.9 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.4 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit
         10.12 of the  Company's  Annual Report on Form 10-KSB filed October 15,
         1999).

10.5 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.6 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.7 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Distribution Agreement, dated January 29, 2000, by and between INVU Services and Gem Distribution Limited. (incorporated by reference from
         Exhibit 10.13 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.9 Overdraft Facility Agreement, dated December 13, 1999, by and between Invu Services Limited and HSBC Bank plc. (incorporated by reference from Exhibit 10.16 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.10 Lease Agreement, effective January 1, 2000, by and between Invu Services Limited, Roy Taylor and Diana Ruth Taylor. (incorporated by reference from Exhibit 10.24 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.11 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference from Exhibit 10.25 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.12 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.13 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.14 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.15 Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.16 Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.17 Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.18 Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (incorporated by reference from Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.19 Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (incorporated by reference from Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.20 Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (incorporated by reference from Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).



** Incorporated by reference, confidential treatment requested.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.