Form 10KSB/A
period 2000-01-31
INVU INC
filed 2001-06-05
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2000

[ ]      Transition report under Section 13 or 15 (d) of the Securities Exchange
         Act  of  1934   for  the   transition   period   from  _____________ to
         _____________

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

The Beren
Blisworth Hill Farm
Stoke Road
Blisworth Northamptonshire                               NN7 3DB
---------------------------                              ---------
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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

State issuer's revenues for its most recent fiscal year:  $15,754

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

As of May 10, 2000, there were 30,206,896 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes               No     x
                                                   -----------       ----------

         Part II Item 6 (except for the material under the heading "Financing Management's Plan of Operation") is amended as follows:

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act, and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective", "will" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-KSB/A prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns;
4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of Management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         The Company's objective is to establish itself as a leading supplier of information and document management software and services in the world. For its professional range of products, INVU Series 100, Series 200, ViewSafe, and
Series 2000 (formerly WEBFAST) the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. For its personal user (SOHO-small office / home office) market the Company envisages its marketing will mainly target retailers for INVU WebServant and FileServant.

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

         Management is delighted with the contribution made over the last year by its non-executive directors Tom Maxfield and Daniel Goldman. They are also pleased with the appointment of David Andrews as a further non-executive director on February 29, 2000. Management expects the ex Irish Foreign Minister will add significant experience to the board particularly with regard to the company's global aspirations.

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

         Net sales for fiscal year 2000 were $15,754, which compares to $8,267 sales for fiscal 1999. The low level of sales reflects the continued development stage of the business and relates to sales of INVU SOLO and initial sales of INVU Series 100 and Series 200 to end users. The net loss in fiscal 2000 was ($2,786,081), which significantly exceeds the net loss of fiscal 1999 of ($694,809). The fiscal 2000 net loss was due to: increased production, distribution, research and development, and administrative expenses (including expenses incurred in complying with U.S. securities laws and other expenses relating to public company requirements) of $1,369,771, which reflected the Company's investment in product development, marketing support, and administrative infrastructure, together with costs associated with the various financing transactions undertaken during the year. As the Company neared the completion of its development stage, its attention and resources have been diverted towards sales and marketing and administrative collateral. An entire sales team has been hired, including field sales, sales support and technical support personnel. Management plans to greatly increase marketing expenditure to create greater brand awareness. New premises have been leased as from March 19, 2000 with additional IT and administrative infrastructure. These additional resources have affected operating expenses in the year ended January 31, 2000 but Management expects a considerably greater impact in the year to end January 31, 2001.

         In fiscal 2000, the Company incurred net interest expense of $1,432,064 compared with net interest expense of $6,419 for fiscal 1999. This increase in interest expense was due to the beneficial conversion feature for the convertible debentures issued on August 23, 1999 amounting to $723,077 and the credit enhancements of $630,000 provided to lenders by a major shareholder during February 1999 and August 1999. Increased bank and loan interest was also incurred in fiscal 2000 due to increased bank loan borrowings, and interest associated with the Second Financing Transaction. See "Item 1. Description of Business - First Financing Transaction and Second Financing Transaction."

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

         Total stockholders' equity decreased by $1,435,255 during the year ended January 31, 2000 from a deficit of $614,512 at January 31, 1999 to a deficit of $2,049,767 at January 31, 2000 as a result of the net loss for the year and an increase of $1,353,077 in the value of common stock as a result of the beneficial conversion feature of $723,077 for the convertible debentures and $630,000 for credit enhancements provided to lenders by a major shareholder. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions now that its development stage is ending and it's operational stage will soon commence.

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

As discussed in Note J, the Company has restated its financial statements for the year ended January 31, 2000.

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


Grant Thornton
Northampton, England

May 12, 2000 (except for Note J as to which the date is May 15, 2001)

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED BALANCE SHEETS

                                                                                   January 31,       January 31,
                                                                                          2000              1999
                                                                                   As restated
                                                                                             $                 $

           ASSETS

           Current assets
           Accounts receivable:
             Trade, net                                                                   1,916              615
             VAT recoverable and other                                                   22,000           11,331
           Inventories                                                                   25,110          126,590
           Prepaid expenses                                                              12,390           18,942
                                                                                   ------------------------------------
           Total current assets                                                          61,416          157,478
                                                                                   ------------------------------------

           Equipment, furniture and fixtures
           Computer equipment                                                            42,450           26,217
           Vehicles                                                                     226,348           65,046
           Office furniture and fixtures                                                 31,096           29,938

                                                                                   ------------------------------------
                                                                                        299,894          121,201

            Less accumulated depreciation                                                73,135           41,440
                                                                                   ------------------------------------
                                                                                        226,759           79,761
                                                                                   ------------------------------------

                                                                                        288,175          237,239
                                                                                   ====================================
           LIABILITIES

           Current liabilities
           Short-term credit facility                                                   413,247           66,146
           Current maturities of long-term obligations                                1,074,185          209,517
           Accounts payable                                                             126,204           74,773
           Accrued liabilities                                                          198,529           79,122

                                                                                   ------------------------------------
           Total current liabilities                                                  1,812,165          429,558

           Long-term obligations, less current maturities                               525,777          422,193

           Deficit in stockholders' equity
           Preferred stock, no par value
           Authorised - 20,000,000 shares; nil shares issued and outstanding                  -                -
           Common stock, no par value
           Authorised - 100,000,000 shares; issued and outstanding
           - 30,206,896 shares                                                        1,641,432          288,355
           Accumulated other comprehensive income                                         6,844            9,095
           Accumulated deficit during the development stage                         (3,698,043)        (911,962)

                                                                                   ------------------------------------
                                                                                    (2,049,767)        (614,512)
                                                                                   ------------------------------------

                                                                                        288,175          237,239
                                                                                   ====================================

   The accompanying notes are an integral part of these financial statements.

           INVU, INC. AND SUBSIDIARIES
           (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                      Feb 18, 1997
                                                                                                          (date of
                                                                                                     inception) to
                                                                 Jan 31, 2000      Jan 31, 1999       Jan 31, 2000
                                                                  As restated                          As restated
                                                                            $                 $                  $


           Revenues                                                    15,754             8,267             25,993
                                                                ---------------- --------------- ------------------
           Expenses:
           Production cost                                            106,979            65,188            215,158
           Selling and distribution cost                              250,995            81,421            372,594
           Research and development cost                              210,219           128,959            387,125
           Administrative costs                                       801,578           422,581          1,308,931
                                                                ---------------- --------------- ------------------

           Total operating expenses                                 1,369,771           698,149          2,283,808
                                                                ---------------- --------------- ------------------

           Operating loss                                         (1,354,017)         (689,882)        (2,257,815)

           Other income (expense)
           Interest, net                                          (1,432,064)           (6,419)        (1,442,591)
           Other                                                            -             1,492              2,363
                                                                ---------------- --------------- ------------------

           Total other expense                                    (1,432,064)           (4,927)        (1,440,228)
                                                                ---------------- --------------- ------------------

           Loss before income taxes                               (2,786,081)         (694,809)        (3,698,043)
                                                                ---------------- --------------- ------------------

           Income taxes                                                     -                 -                  -
                                                                ---------------- --------------- ------------------

           Net loss                                               (2,786,081)         (694,809)        (3,698,043)
                                                                ================ =============== ==================

           Weighted average shares outstanding:

           Basic and Diluted                                       30,206,896        30,206,896         30,206,896
                                                                ================ =============== ==================

           Net loss per common share:

           Basic and Diluted                                           (0.09)            (0.02)             (0.12)
                                                                ================================ ==================


        The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY AS RESTATED

                                                                                                                      Accumulated
                                                                                                                            other
                                                 Preferred stock                 Common stock         Accumulated   comprehensive
                                              Shares         Amount          Shares         Amount        deficit          income
                                                                  $                              $              $               $


Issuance of common stock ($1.64 per               -               -        176,000         288,640              -               -
share)

Reclassification of $1.64 common                  -               -      (176,000)       (288,640)              -               -
stock

Issuance of no par common stock in
connection with reverse acquisition               -               -     28,696,552         288,355              -               -

Issuance of common stock ($0.50 per               -               -      1,510,344         750,000              -               -
share)

Reverse acquisition transaction costs             -               -              -       (750,000)              -               -

Comprehensive income:
  Foreign currency translation adjustment         -               -              -               -              -             440

  Net loss during the period                      -               -              -               -      (217,153)               -

Total comprehensive income
                                     ----------------------------------------------------------------------------- ----------------

Balance at January 31, 1998                       -               -     30,206,896         288,355      (217,153)             440

Comprehensive income:
  Foreign currency translation adjustment         -               -              -               -              -           8,655
  Net loss during the year                        -               -              -               -      (694,809)               -

Total comprehensive income
                                     ----------------------------------------------------------------------------- ---------------

Balance at January 31, 1999                       -               -     30,206,896         288,355      (911,962)           9,095

Beneficial conversion feature of                  -               -              -         723,077              -               -
convertible debentures
Credit enhancement provided by the                -               -              -         630,000              -               -
major shareholder
Comprehensive income:
  Foreign currency translation adjustment         -               -              -               -              -         (2,251)
  Net loss during the year as restated            -               -              -               -    (2,786,081)               -

Total comprehensive income as restated
                                     ----------------------------------------------------------------------------- --------------

Balance at January 31, 2000 as restated           -               -     30,206,896       1,641,432    (3,698,043)           6,844
                                     ============================================================================= ==============


Table continued on following page.



Table continued from previous page.



                                                                    Comprehensive
                                                             Total         income
                                                                 $              $

Issuance of common stock ($1.64 per                       288,640
share)

Reclassification of $1.64 common                         (288,640)
stock

Issuance of no par common stock in
connection with reverse acquisition                       288,355

Issuance of common stock ($0.50 per                       750,000
share)

Reverse acquisition transaction costs                   (750,000)

Comprehensive income:
  Foreign currency translation adjustment                     440             440

  Net loss during the period                            (217,153)       (217,153)
                                                                      -----------
Total comprehensive income                                              (216,713)
                                                     -------------    ===========

Balance at January 31, 1998                                71,642

Comprehensive income:
  Foreign currency translation adjustment                   8,655          8,655
  Net loss during the year                              (694,809)       (694,809)
                                                                     ------------
Total comprehensive income                                              (686,154)
                                                    --------------   ============

Balance at January 31, 1999                             (614,512)

Beneficial conversion feature of                          723,077
convertible debentures
Credit enhancement provided by the                        630,000
major shareholder
Comprehensive income:
  Foreign currency translation adjustment                 (2,251)         (2,251)
  Net loss during the year as restated                (2,786,081)     (2,786,081)
                                                                    -------------
Total comprehensive income as restated                                (2,788,332)
                                                   ---------------  =============

Balance at January 31, 2000 as restated               (2,049,767)
                                                   ===============


        The accompanying notes are an integral part of these statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                      Feb 18, 1997
                                                                                                          (date of
                                                                                                     inception) to
                                                                 Jan 31, 2000      Jan 31, 1999       Jan 31, 2000
                                                                  As restated                          As restated
                                                                            $                 $                  $

           Net cash flows used in operating activities
             Net loss during the period                           (2,786,081)         (694,809)        (3,698,043)
             Interest expense relating to beneficial
             conversion feature                                       723,077                 -            723,077
             Interest expense relating to debt discount               630,000                 -            630,000
             Adjustments to reconcile net loss
             to net cash used in operating activities:
               Depreciation                                            42,286            29,390             84,105
               Accounts receivable                                   (11,966)            19,247           (23,892)
               Inventories                                             98,702         (128,134)           (28,198)
               Prepaid expenses                                         6,243           (8,342)           (12,744)
               Accounts payable                                        51,138            65,953            127,496
               Accrued liabilities                                    118,886            69,878            200,357

                                                           ------------------   ---------------- ------------------
           Net cash used in operating activities                  (1,127,715)         (646,817)        (1,997,842)
                                                           ------------------   ---------------- ------------------

           Cash flows used in investing activities:
            Acquisitions of property and equipment                   (46,143)          (36,676)          (133,253)
            Proceeds from sale of vehicles                             19,356                 -             19,356

                                                           ------------------   ---------------- ------------------
           Net cash used in investing activities                     (26,787)          (36,676)          (113,897)
                                                           ------------------   ---------------- ------------------

           Cash flows provided by financing activities:
             Short-term credit facility                               343,613            66,953            414,518
             Borrowings received from notes payable                 1,661,472         1,102,884          2,764,356
             Repayment of borrowings                                (833,091)         (523,265)        (1,323,587)
             Principal payments on capital lease                     (15,857)           (8,911)           (33,234)
             Proceeds from issuance of stock                                -                 -            288,640

                                                           ------------------   ---------------- ------------------
           Net cash provided by financing activities                1,156,137           637,661          2,110,693
                                                           ------------------   ---------------- ------------------

           Effect of exchange rate changes on cash                    (1,635)               835              1,046
                                                           ------------------   ---------------- ------------------

           Net decrease in cash                                             -          (44,997)                  -
           Cash at beginning of period                                      -            44,997                  -
                                                           ------------------   ---------------- ------------------
           Cash at end of period                                            -                 -                  -
                                                          ===================   =============== ==================

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

         In December 1998, the AICPA issued Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" (SOP 98-9). SOP 98-9 amends SOP 97-2 to require recognition of revenue using the residual method for certain multiple-element arrangement transactions entered into in fiscal years beginning after March 15, 1999.

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14       Recently Issued Accounting Standards

         Statement of Financial Accounting Standard No. 133 (SFAS 133), as modified by SFAS 137 "Accounting for Derivative Investments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133," requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS 133 also specifies new methods for accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. SFAS 133, as modified by SFAS 137, is effective for fiscal years beginning after June 15, 2000. The Company does not believe that the adoption of SFAS 133 will have a material impact on its financial statements.

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                              NOTE D - INVENTORIES


Inventories consist of the following:

                                            January 31,        January 31,
                                                   2000               1999
                                                      $                  $


         Licensed goods                          25,110            118,080
         Goods for resale                             -              8,510
                                           ------------      ---------------
                                                 25,110            126,590
                                           ============      ===============

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations at January 31, 2000 and January 31, 1999, consist of the following:

                                                                                         January 31,        January 31,
                                                                                                2000               1999
                                                                                                   $                  $


           Non-interest bearing, unsecured loan from an individual, no
           stated maturity date                                                              298,009            391,140

           8% note payable to corporate investors and individuals payable in six monthly instalments commencing August 1999, paid in full using
           proceeds from Convertible Notes described below (1)                                     -            190,325

           4% above Libor rate (Libor rate was 5.75% and 5.75% at January
           31, 2000 and 1999, respectively) notes payable to an English bank, monthly payment aggregating to(pound)500, maturing in
           March 2002, collateralized by all assets of the Company and a
           limited personal guarantee by a director                                           22,107             32,235

           4% above Libor rate (Libor rate was 5.75% and 5.75% at January
           31, 2000 and 1999, respectively) notes payable to an English bank, monthly payments aggregating to(pound)1,333, maturing in
           June 2004, collateralized by all assets of the Company and unlimited multilateral guarantees between subsidiary
           undertakings; a quarterly loan guarantee premium of 1 1/2% per
           annum is payable on 85% of the outstanding balance                                114,480                  -

           Convertible A Note 1999-2002, with interest at 6%;
           interest due in arrears biannually on January 1 and July 1                        600,000                  -

           Convertible B Note 1999-2002, bearing interest of 8% per
           annum for the first six months, 9% per annum for the next six months and 10% per annum thereafter; interest due in arrears
           biannually on January 1 and July 1                                                400,000                  -

           Capital leases for vehicles, interest ranging from 10.2%
           - 16.9% with maturities through 2004                                              165,366             18,010

                                                                                   ------------------ ------------------
                                                                                           1,599,962            631,710

           Less current maturities                                                       (1,074,185)          (209,517)
                                                                                   ------------------ ------------------

                                                                                             525,777            422,193
                                                                                   ================== ==================


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

In consideration of the Investor advancing an aggregate of $1,000,000, the Company caused Montague Limited, the principal shareholder, to transfer and register in the name of the Investor, 225,000 shares of Common Stock of no par value.

In view of the Company's present status with regard to its equity and/or debt offerings, it is probable that the Convertible A and B notes will be converted within the next twelve months. Accordingly, the notes have been disclosed as repayable within current maturities.

Scheduled maturities of long-term obligation are as follows:

           Year ending January 31,                                $

           2001                                           1,074,185
           2002                                              65,595
           2003                                              91,810
           2004                                              59,563
           2005                                              10,800
           Thereafter                                       298,009
                                                 ------------------
                                                          1,599,962
                                                 ==================

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company leases vehicles under noncancellable capitalized leases.



                                                  January 31,       January 31,
                                                         2000              1999
                                                            $                 $

           Vehicles                                   226,348            34,706
           Less accumulated depreciation             (30,958)           (6,941)
                                                 --------------   --------------
                                                      195,390            27,765
                                                 ==============   ==============


The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of January 31, 2000.



           Year ending January 31,                                 $

           2001                                               53,250
           2002                                               43,160
           2003                                               75,743
           2004                                               37,365
           Thereafter minimum lease payments                       -
                                                       -------------
                                                             209,518
           Less amount representing interest                (44,152)

           Present value of net minimum lease payments       165,366
                                                       =============


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

The future minimum rental commitments as of January 31, 2000 are as follows:

           Year ending January 31,                                     $

           2001                                                   67,600
           2002                                                   67,600
           2003                                                   67,600
           2004                                                   67,600
           Thereafter                                            405,600
                                                      ------------------
                                                                 676,000
                                                      ==================

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

                  NOTE J - RESTATEMENT OF FINANCIAL INFORMATION

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-KSB/A to its annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                   INVU, Inc.
                                  (Registrant)



Date: June 4, 2001                By:   /s/ David Morgan
                                      ----------------------------------------
                                      David Morgan, President and
                                      Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 on Form 10-KSB/A to its annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                        OFFICE                          DATE
                      ---------                                        ------                          ----



 /s/ David Morgan                                      President, Chief Executive Officer      June 4, 2001
 --------------------------------------------          and Chairman of the Board of
 David Morgan                                          Directors (Principal Executive
                                                       Officer)

 /s/ Jan Halestrap                                     Director and Vice President -           June 4, 2001
 --------------------------------------------          Marketing and Sales
 Jon Halestrap


 /s/ Daniel Goldman                                    Director                                June 4, 2001
 --------------------------------------------
 Daniel Goldman


 /s/ J.C. Agostini                                     Director and Chief Finance Officer      June 4, 2001
 --------------------------------------------          (Principal Financial Officer and
 John Agostini                                         Chief Accounting Officer)


                                                       Director                                June ___, 2001
 --------------------------------------------
 Tom Maxfield



 /s/ David Andrews                                     Director                                June 4, 2001
 --------------------------------------------
 David Andrews
