Form 10QSB
period 2001-04-30
INVU INC
filed 2001-06-06
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One):

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ___________.


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

                                                YES    X        NO
                                                    -------        -------

As of June 5, 2001 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                   INVU, INC.

                                 April 30, 2001

                                      INDEX

                                                                                                                  Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of April 30, 2001.....................................................F-2

                  Consolidated Statements of Operations................................................................F-3

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



PART I.  FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

APRIL 30, 2001

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                                     April 30,    January 31,
                                                                                          2001           2001
                                                                                   (unaudited)
                                                                                             $              $


ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                           478,464        310,098
  VAT recoverable and other                                                              5,519          5,847
Inventories                                                                             35,374         35,150
Prepaid expenses                                                                       123,661        105,242
                                                                                   ------------   ------------
Total current assets                                                                   643,018        456,337
                                                                                   ------------   ------------
Equipment, furniture and fixtures
Computer equipment                                                                      87,505         82,989
Vehicles                                                                               291,285        289,970
Office furniture and fixtures                                                          100,929        102,350
                                                                                   ------------   ------------
                                                                                       479,719        475,309

Less accumulated depreciation                                                          163,449        163,364
                                                                                   ------------   ------------
                                                                                       316,270        311,945
                                                                                   ------------   ------------

                                                                                       959,288        768,282
                                                                                   ============   ============

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                           1,294,480      1,682,975
Current maturities of long-term obligations                                          1,075,604         69,624
Accounts payable                                                                       352,364        544,524
Accrued liabilities                                                                    429,191        415,239
                                                                                   ------------   ------------
Total current liabilities                                                            3,151,639      2,712,362
                                                                                   ------------   ------------

Long-term obligations, less current maturities                                       1,947,653      1,962,635

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit during the development stage                                    (6,093,315)    (5,810,452)
Accumulated other comprehensive income                                                 207,088        157,514
                                                                                   ------------   ------------
                                                                                    (4,140,004)    (3,906,715)
                                                                                   ------------   ------------
                                                                                       959,288        768,282
                                                                                   ============   ============

The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------

                                                                                                Feb 18, 1997
                                                                 For the three months ended         (date of
                                                                April 30,         April 30,    inception) to
                                                                     2001              2000   April 30, 2001
                                                              (unaudited)       (unaudited)      (unaudited)
                                                                        $                 $                $


Revenues                                                          302,016            12,943          830,227

Expenses:
Production cost                                                    25,702             8,870          377,557
Selling and distribution cost                                     193,046           192,589        1,516,322
Research and development cost                                     113,459            63,132          814,171
Administrative costs                                              201,963           240,552        2,559,456
                                                               -----------       -----------      -----------
Total operating expenses                                          534,170           505,143        5,267,506
                                                               -----------       -----------      -----------
Operating loss                                                   (232,154)         (492,200)      (4,437,279)

Other income (expense)
Interest, net                                                     (50,709)          (31,317)      (1,658,399)
Other                                                                   -                 -            2,363
                                                               -----------       -----------      -----------
Total other expense                                               (50,709)          (31,317)      (1,656,036)
                                                               -----------       -----------      -----------
Loss before income taxes                                         (282,863)         (523,517)      (6,093,315)
                                                               -----------       -----------      -----------
Income taxes                                                            -                 -                -
                                                               -----------       -----------      -----------
Net loss                                                         (282,863)         (523,517)      (6,093,315)
                                                               ===========       ===========      ===========
Weighted average shares outstanding:

Basic and Diluted                                              30,386,539        30,206,896       30,216,138
                                                               ===========       ===========      ===========
Net loss per common share

Basic and Diluted                                                  (0.01)            (0.02)           (0.20)
                                                               ===========       ===========      ===========



The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)



CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

                                                                                        Accumulated
                                                                                              other
                                                      Common stock      Accumulated   comprehensive                   Comprehensive
                                                    Shares     Amount       deficit          income          Total             loss
                                                                    $             $               $              $                $


Issuance of common stock ($1.64 per share)         176,000    288,640             -               -        288,640

Reclassification of $1.64 common stock            (176,000)  (288,640)            -               -       (288,640)

Issuance of no par common stock in connection
 with reverse acquisition                      28,696,552     288,355             -               -        288,355

Issuance of common stock ($0.50 per share)      1,510,344     750,000             -               -        750,000

Reverse acquisition transaction costs                   -    (750,000)            -               -       (750,000)

Comprehensive income:
  Foreign currency translation adjustment               -          -              -             440            440             440
  Net loss during the period                            -          -      (217,153)               -       (217,153)       (217,153)
                                                                                                                        -----------
Total comprehensive income                                                                                                (216,713)
                                               ----------   ---------     ---------       ---------      ----------     ===========
Balance at January 31, 1998                    30,206,896     288,355     (217,153)             440         71,642

Comprehensive income:
  Foreign currency translation adjustment               -           -             -           8,655          8,655           8,655
  Net loss during the period                            -           -     (694,809)               -       (694,809)       (694,809)
                                                                                                                        -----------
Total comprehensive income                                                                                                (686,154)
                                               ----------   ---------     ---------       ---------      ----------     ===========
Balance at January 31, 1999                    30,206,896      288,355    (911,962)           9,095       (614,512)

Beneficial conversion feature of
  convertible debentures                                -      723,077            -               -        723,077
Credit enhancements provided by the
  major shareholder                                     -      630,000            -               -        630,000
Comprehensive income:
  Foreign currency translation adjustment               -            -            -         (2,251)        (2,251)          (2,251)
  Net loss during the period                            -            -  (2,786,081)               -     (2,786,081)     (2,786,081)
                                                                                                                        -----------
Total comprehensive income                                                                                              (2,788,332)
                                               ----------   ---------     ---------       ---------      ----------     ===========
Balance at January 31, 2000                    30,206,896    1,641,432  (3,698,043)           6,844     (2,049,767)




The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                         Accumulated
                                                                                               other
                                                       Common stock       Accumulated  comprehensive                  Comprehensive
                                                     Shares       Amount      deficit         income        Total              loss
                                                                       $            $              $            $                 $


Issuance of no par common stock ($0.58 per share)   179,643      104,791            -              -      104,791

Comprehensive income:
  Foreign currency translation adjustment                 -            -            -        150,670      150,670           150,670
  Net loss during the period                              -            -   (2,112,409)             -   (2,112,409)       (2,112,409)
                                                 ----------    ---------   -----------      --------  -----------      -------------
Total comprehensive income                                                                                               (1,961,739)
                                                                                                                       =============
Balance at January 31, 2001                      30,386,539    1,746,223   (5,810,452)       157,514   (3,906,715)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                                 -            -            -         49,574       49,574            49,574
  Net loss for the period (unaudited)                     -            -     (282,863)             -     (282,863)         (282,863)
                                                 ----------    ---------   -----------      --------  -----------      -------------
Total comprehensive income (unaudited)                                                                                     (233,289)
                                                                                                                       =============
Balance at April 30, 2001 (unaudited)            30,386,539    1,746,223   (6,093,315)       207,088   (4,140,004)
                                                 ==========    =========   ===========      ========  ===========









The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------
                                                                                                  Feb 18, 1997
                                                              For the three    For the three        (date of
                                                               months ended     months ended      inception) to
                                                              April 30, 2001   April 30, 2000    April 30, 2001
                                                                (unaudited)      (unaudited)       (unaudited)
                                                                          $                $                 $

Net cash flows used in operating activities
  Net loss during the period                                       (282,863)        (523,517)       (6,093,315)
  Interest expense relating to beneficial conversion
   feature                                                                -                -           723,077
  Interest expense related to debt discount                               -                -           630,000
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                                     27,143           19,820           211,244
    Loss on disposal of fixed assets                                  1,044                -             1,044
    Accounts receivable                                            (174,687)         (34,423)         (500,642)
    Inventories                                                        (953)         (18,307)          (43,221)
    Prepaid expenses                                                (20,614)         (16,663)         (130,008)
    Accounts payable                                               (180,969)         144,791           388,059
    Accrued liabilities                                              22,576           27,746           463,963
                                                               -------------    -------------     ------------
Net cash used in operating activities                              (609,323)        (400,553)       (4,349,799)
                                                               -------------    -------------     ------------
Cash flows used in investing activities:
  Acquisitions of property and equipment                             (6,942)         (80,988)         (271,070)
  Proceeds from sale of vehicles                                          -                -            19,356
                                                               -------------    -------------     ------------
Net cash used in investing activities                                (6,942)         (80,988)         (251,714)
                                                               -------------    -------------     ------------
Cash flows provided by financing activities:
  Short-term credit facility                                       (353,791)         (70,803)        1,401,921
  Borrowings received from notes payable                          1,000,000          610,293         4,619,430
  Repayment of borrowings                                            (9,068)         (40,465)       (1,671,913)
  Principal payments on capital lease                               (10,567)         (10,248)          (87,042)
  Proceeds from issuance of stock                                         -                -           393,431
                                                               -------------    -------------     ------------
Net cash provided by financing activities                           626,574          488,777         4,655,827
                                                               -------------    -------------     ------------
Effect of exchange rate changes on cash                             (10,309)          (7,236)          (54,314)
                                                               -------------    -------------     ------------
Net decrease in cash                                                      -                -                 -
Cash at beginning of period                                               -                -                 -
                                                               -------------    -------------     ------------

Cash at end of period                                                     -                -                 -
                                                               =============    =============     ============

Supplemental  disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                           38,000           31,000           194,000
  Income taxes                                                            -                -                 -




Major non-cash transactions

The beneficial conversion feature of the Convertible Notes amounting to $723,077 and debt discounts of $630,000 have been included in the Statement of Operations for the period from February 18, 1997 (date of inception) to April 30, 2001.
The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the three month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $4,140,004 at April 30, 2001 and the Company had negative cash flows from operations of $609,323 for the three months to April 30, 2001. The Company is starting to generate revenues from operations and has obtained additional financing since January 31, 2001 amounting to $1 million. Operations to date have been funded principally by equity capital and borrowings. The Company is in the process of negotiating additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              NOTE C - INVENTORIES

Inventories consist of the following:

                                                    April 30,     January, 31
                                                         2001            2001
                                                  (unaudited)
                                                            $               $

Licensed goods                                              -               -
Goods for resale                                       35,374          35,150
                                                -------------    ------------
                                                       35,374          35,150
                                                =============    ============

Licensed goods represent software licenses purchased by the Company which allow the Company to manufacture and distribute a separate company's proprietary software products in conjunction with and as an embedded component of the Company's proprietary software. Goods for resale represent the finished consolidated product to be sold to the end user.

                       NOTE D - SHORT-TERM CREDIT FACILITY

The Company  has a  $1,144,640  ((pound)800,000)  (January  31, 2001  $1,169,000
((pound)800,000)), 7.5% short-term credit facility with an English bank. The Company's bank has agreed to a temporary increase in the facility of $286,160 ((pound)200,000) until May 25, 2001 on the basis that further investment additional to the $1 million received in the three months to April 30, 2001 will be obtained by May 25, 2001. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at April 30, 2001 was $1,294,480 ((pound)904,725), (January 31, 2001 $1,682,975 ((pound)1,151,855)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review on July 31, 2001.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
--------------------------------------------------------------------------------

                         NOTE E - LONG-TERM OBLIGATIONS

Long-term obligations at April 30, 2001 and January 31, 2001

                                                                                     April 30,    January 31,
                                                                                          2001           2001
                                                                                   (unaudited)
                                                                                             $              $


Non-interest bearing, unsecured loan from an individual,
no stated maturity date                                                                739,207        759,245

4% above  Libor rate  (Libor  rate was  5.3125%  and 5.72% at April 30, 2001 and
January 31, 2001 respectively) notes payable to an English bank, monthly payment aggregating to (pound)500, maturing in March 2002, collateralized by all
assets of the Company and a limited personal guarantee by a director                     5,723          6,818

4% above  Libor rate  (Libor  rate was  5.3125%  and 5.72% at April 30, 2001 and
January 31, 2001 respectively) notes payable to an English bank, monthly payment aggregating to (pound)1,333, maturing in June 2004, collateralized by all assets
of  the  Company  and  unlimited  multilateral   guarantees  between  subsidiary
undertakings; a quarterly loan guarantee premium of 1.5% per
annum is payable on 85% of the outstanding balance                                      76,309         81,821

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Loan advance from a minority shareholder                                             1,000,000              -

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                202,018        184,375
                                                                                  ------------     -----------
                                                                                     3,023,257      2,032,259

Less current maturities                                                             (1,075,604)       (69,624)

                                                                                  ------------     -----------
                                                                                     1,947,653      1,962,635
                                                                                  ============     ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Scheduled maturities of long-term obligation are as follows:

Year ending April 30,                                            $

2002                                                     1,075,604
2003                                                     1,096,201
2004                                                       104,614
2005                                                         7,631
2006                                                       739,207

                                                    --------------
                                                         3,023,257
                                                    ==============

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

Interest amounting to $115,424 has been accrued to April 30, 2001 (January 31, 2001 $99,241) in respect of the A and B Convertible Notes.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2000, will be redeemed at par plus interest in the year 2002 upon receipt of 30 days written notice from the Company or the Investors.

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited, the principal shareholder, to transfer and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                     April 30,     January 31,
                                                          2001            2001
                                                   (unaudited)
                                                             $               $

Vehicles                                               291,285         289,970
Less accumulated depreciation                          (81,459)        (88,902)

                                                 -------------     -----------
                                                       209,826         201,068
                                                 =============     ===========

Scheduled maturities of minimum lease payments are as follows:

Period  ending April 30,                                                     $

2002                                                                    68,483
2003                                                                    90,835
2004                                                                    87,656
                                                                   -----------
                                                                       246,974

Less amount representing interest                                       44,956

                                                                 -------------
Present value of net minimum lease payments                            202,018
                                                                 =============

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                       NOTE F - RELATED PARTY TRANSACTIONS

At April 30, 2001 David Morgan owed $5,518 ((pound)3,857) (January 31, 2001 $5,635 ((pound)3,857)) to the Company. The maximum liability during the period amounted to $5,635 and the interest charge amounted to $Nil (January 31, 2001 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who was a director of the Company during the year and who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr. O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $27,172 in the three months to April 30, 2001 (Year to January 31, 2001 $85,800) and the balance owed by the Company at April 30, 2001 was $Nil (January 31, 2001 $2,233).

                          NOTE G - CONTINGENT LIABILITY

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

                           NOTE H - SUBSEQUENT EVENTS

Since April 30, 2001, the Company has received a loan advance of $250,000 from Vertical Investments Limited and $50,000 from Paysage Investments Limited, companies in which Daniel Goldman, a non-executive director of this Company, has an interest.

The Company's bank has agreed to a temporary $143,080 ((pound)100,000) increase in the Company's short-term credit facility from May 30, 2001 to June 8, 2001. The temporary increase will be reduced by $35,770 ((pound)25,000) per week until June 29, 2001 at which time the short-term credit facility will revert to the formal facility of $1,144,640 ((pound)800,000).

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (" the Securities Act"), and the Securities Exchange Act of 1934, as amended, and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the "Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2001 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5)
non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers;
(8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and
(11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops, markets and sells fully scalable software (under the brand name of INVU) for the electronic management of all types of information and documents, such as forms, correspondence, literature, faxes, e-mail, technical drawings, electronic files and web pages. Management believes that the INVU software is simple, intuitive and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. For its professional range of products, INVU Series 100, Series 200, ViewSafe, and
Series 2000 (formerly WEBFAST), the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. INVU's SOHO market products, "WebServant" and "FileServant," continue to be marketed via retail outlets and the world-wide web. Management believes that this market has been, and continues to be, useful for brand awareness, and has received inquiries for its professional series from this activity. Nevertheless, the majority of the Company's development and marketing resources are directed to the higher margin small/medium size enterprise market, or "SME," and corporate professional series of products.

         In November  1999,  Management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the U.K. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently charged an initial fee of approximately $3000 to become an accredited reseller, with a recurring annual fee thereafter. Having recruited 82 resellers, the Company has reviewed its reseller application criteria in order to provide end users with improved service and support systems. All resellers must meet these stringent requirements if they are to retain their INVU accreditation.

         As is typical in a VAR based route to market, some resellers are swifter to gain early sales success than others. INVU's experience is similar with a small number of resellers gaining notable success soon after product adoption. The INVU sales management team has implemented an aggressive marketing and sales support program with its resellers, including joint seminars, direct mail and joint telephone blitz weeks.

         As a result of this program, many of the recruited resellers now have a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a steadily increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this reflects the Company's brand values of ease of use, high quality and price performance. Together with the steady increase in adoption of the INVU range by SME companies, Management is encouraged by the continuing level of interest from large organizations with actual or anticipated orders being received from Balfour Beatty (major UK construction group), The Wood Group (part of Tyco Group), Lancashire Fire Brigade, River Island (Retail Clothing Group), Jules Verne Travel and East Lancashire National Health Service Trust.

         During the quarter ended April 30, 2001, sales were $302,000, which represents an increase of 33% over the previous quarter. The Company received further orders from Universal Music Group, a member of the global music, film and leisure group. The total value of orders received to date from Universal Music Group now exceeds $200,000 and further orders are anticipated throughout the remainder of the fiscal year ended January 31, 2002 (the "Current Fiscal Year"). INVU's technology integrates with Universal Music Group's JD Edwards system, utilizing INVU's unique code free integration technology. Plans to develop the project into a web-based solution are currently being developed.

         In addition to Universal Music Group, the Company has received a number of repeat orders from other existing end users. These include Fleming Offshore Bank, Norweb (a major U.K. utility company), Sussex Police (a large law enforcement agency in the south of U.K.), Siemens Traffic Controls Systems (a subsidiary of Siemens Group), Glasgow Primary Care Trust (a major healthcare provider), Crystal Holidays and YJL Construction. In addition, Management is encouraged by the growing number of SME companies that are adopting INVU products. This is seen as further vindication of the Company's overall strategy. The Company's sales team continues to target these enterprises, and Management believes that its expanding reseller and customer base will continue to generate steadily increasing sales levels during the Current Fiscal Year.

         Throughout the three months ended April 30, 2001, the Company has continued to develop its software products.

         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released to distributors in May 2000, and the latest version 5.1.1 was released to distributors in March 2001. Each subsequent version has built upon the original premise of ease of use, functionality and price performance. Enhancements have been added in the light of customer feedback and due to technical advances achieved by the Company's development department.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for the Universal Music Group project and other projects has significantly reduced cost and installation timescales for the Universal Music Group. The Company believes that this unique product provides a significant competitive advantage when compared to other information and document management technologies. During the quarter ended April 30, 2001, sales of the "codefree" module have been widespread and Management expects this trend to continue throughout the Current Fiscal Year.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed. This product allows global access to retrieve, view, create or edit, and file information via the web. Management believes that this product will form the basis of future developments for many of its existing and future end users. In view of customer driven demands for various other unique features for the existing professional range, Management now estimates that this product is expected to be released to distributors in late 2001 or early 2002. However, a web browser "view only" product is expected to be released in the third quarter of the Current Fiscal Year. Management believes this technology will place INVU in direct competition with the world's most established document management solutions providers, but at a significantly discounted price level.

         Management anticipates the completion of development on a highly sophisticated content addressable indexing and retrieval system during the second quarter of the Current Fiscal Year. This development will allow access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet.

          Company software engineers have also successfully developed a prototype information management internet service. Management believes that this service will allow advanced internet information management within fully encrypted secure databases. Management believes that individuals and corporations will be able to store their documents on an INVU web site and access and update them in real time, via password and pin number controls, from anywhere in the world. Development work continues on this project, and Management anticipates a beta release date later in 2001. Management will not release this product publicly until a satisfactory security system can be embedded.

          INVU's development team has produced a prototype module, which allows speech files to be stored within the INVU central database. As with all records stored within INVU, these can be attached to other corresponding files. Using advanced compression techniques, this application is capable of storing 2,800 hours of recorded sound on a standard 40 gigabyte hard disk. With the addition of a "raid card" attached to a 10 disk storage system, end users can obtain 28,000 hours of storage space for approximately $2,000. Management believes this application has widespread appeal within many different environments such as call centers, patient records in hospitals, oral statements for lawyers, police interviews, etc. The anticipated release date for this product is the second quarter of this Current Fiscal Year.

         In view of the Company's improving financial position and its objective of reaching a monthly break-even during the third quarter of the Current Fiscal Year, Management has reviewed its resource requirements for the remainder of the Current Fiscal Year. Management recognizes that additional technical staff will be required in order to fulfill the Company's ambitious product development plans. There is also a requirement for further sales support personnel to deal with the ever-increasing rate of sales inquiries. Both these personnel issues have been addressed, and new staff are currently being recruited.

          Throughout the quarter ended April 30, 2001, Management has continued to develop relationships with potential investors. This has resulted in agreements to provide additional funding as described in "Financing Management's Plan of Operation."

         Results of Operations

         The following is a discussion of the results of operations for the three months ended April 30, 2001, compared with the three months ended April 30, 2000, and changes in financial condition during the three month period ended April 30, 2001.

         Net sales for the three months ended April 30, 2001 were $302,016, which compares to $12,943 sales for the three months ended April 30, 2000. The Company's strategy to sell its professional range of products via VARs (value added resellers) continues to be vindicated with sales increasing by 33% when compared to the fourth quarter of the fiscal year ended January 31, 2001. The INVU sales management team has implemented an aggressive marketing and sales support program with its resellers, including joint seminars, direct mail and joint telephone blitz weeks. As a result of this program, many of the recruited resellers now have a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. The level of end user inquiries continues to grow, and these inquiries are now being converted into sales at a steadily increasing rate.

         The net loss for the three months ended April 30, 2001 was $282,863, which is significantly less than the net loss for the corresponding period in 2000 of $523,517 due to increased sales of $289,073. As compared with the three months ended April 30, 2000, the Company incurred increased selling and distribution costs of $457, research and development costs of $50,327, and production costs of $16,832. However, administrative costs were $38,589 less than the corresponding period ended April 30, 2000.

         Selling and distribution expenditures reflect the Company's continued investment in personnel and sales and marketing activities, including trade shows, product launch and advertising costs, but with an emphasis on the Company's professional range of products. The Company continues to invest heavily in the development of existing and new products, and, therefore, has increased expenditures in this area over the last year. The increases in administrative expenditure during the fiscal year ended July 31, 2001 have evened out, and the Company's administrative infrastructure is more suitably matched to its scale of operations. Production costs per unit have also fallen significantly due to economies of scale, mass production techniques and improved supply terms.

         In the three month period ended April 30, 2001, the Company incurred net interest expense of $50,709 compared with net interest expense of $31,317 for the three month period ended April 30, 2000. This increase is entirely due to increased bank facilities. Management expects these costs to fall as soon as additional equity investment funding is secured. Interest costs will also decrease when net revenues are adequate to generate net cash inflows, which Management predicts will occur in quarter three of the Current Fiscal Year.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $643,018 at April 30, 2001, an increase of $186,681 compared to $456,337 at January 31, 2001. Working capital was negative $2,508,621 as of April 30, 2001, compared with negative $2,256,025 as of January 31, 2001. These changes are mainly due to increases in accounts receivable and prepaid expenses, and decreases in accounts payable and short term credit facilities.

         Total assets of the Company were $959,288 at April 30, 2001, an increase of $191,006 compared to $768,282 at January 31, 2001. This is attributable to increases in fixed assets of $4,325 and current assets of $186,681.

         The total current liabilities of the Company increased by $439,277 from $2,712,362 at January 31, 2001 to $3,151,639 at April 30, 2001. The change in current liabilities is due to decreases in accounts payable of $192,160 and short term credit facilities of $388,495 and increases in current maturities of long-term obligations of $1,005,980 and accrued liabilities of $13,952. This, together with the decrease in long-term obligations less current maturities, reflects the replacement of short-term credit facilities with a short term unsecured loan from a minority shareholder of the Company of $1,000,000 and the subsequent repayment of accounts payable. See "Financing Management Plan of Operation." Long-term obligations less current maturities were $1,947,653 at April 30, 2001 compared to $1,962,635 at January 31, 2001.

         Total stockholders' equity decreased by $233,289 during the three month period ended April 30, 2001 from a deficit of $3,906,715 at January 31, 2001 to a deficit of $4,140,004 at April 30, 2001. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products during the transitional period between development and operational stages.

         Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds and is engaged in or presently pursuing the following financing transactions.

         As of January 31, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999, the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date. Since April 30, 2001, the Company has received loan advances of $250,000 from Vertical Investments Limited and $50,000 from Paysage Investments Limited, both companies in which Daniel Goldman, a non-executive director of the Company, has an interest. No stated maturity date or interest rate has been established for the advances. In addition, the Company has a $1,144,640 short-term credit facility with an annual interest rate of 7.5% with an English bank. This facility matures on July 31, 2001. The Company believes that at such maturity date the facility will be extended. The Company's bank has agreed to temporary borrowings of $286,160 in excess of the formal facility and to reduce this figure by $143,080 on May 30, 2001, with further weekly reductions of $35,770 commencing on June 8, 2001 and finishing on June 29, 2001 when the facility will revert to $1,144,640. Management made the initial payment on May 30 and fully expects to comply with this schedule. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest. The amount drawn against the facility at April 30, 2001 was $1,294,480.

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

         Management estimates that the placement, if consummated, would fulfill the Company's capital requirements, including the payment of any loan obligations described above, for a period up to the point at which net sales revenues could sustain the Company's day to day operations. Management believes that, subject to this additional investment, monthly break-even will be achieved in the third fiscal quarter of the Current Fiscal Year. There can, however, be no assurance that the above transaction will be consummated, that the Company will be able to achieve monthly break-even in the third fiscal quarter of the Current Fiscal Year, or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         In 1998, the Company filed an application for trademark registration of its "INVU" mark in the United Kingdom. This application was opposed by France Cables et Radio, who challenged the Company's right to protect the "UNVU" mark and asked for a denial of registration.

         The opposition case with Frances Cable began on September 3, 1998 and was assigned case number 48955. Frances Cable asserted that there was a likelihood of confusion with its own tradename. At a hearing on February 20, 2001, the hearing officer determined that the marks of Frances Cable and the Company are sufficiently different such that there is no likelihood of confusion between the two. Frances Cable did not appeal the decision.

         Please see Part I. Item 3. of the Company's 10-KSB for the fiscal year ended January 31, 2001 for a discussion of other existing litigation involving the Company.

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

                                            INVU, INC.
                                            (Issuer)



Date:    June 5, 2001                       By:  /s/ David Morgan
                                               ---------------------------------
                                               David Morgan, President &
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:     June 5, 2001                      By: /s/ John Agostini
                                               ---------------------------------
                                               John Agostini, Vice President-
                                               Chief Financial Officer &
                                               Secretary
                                               (Principal Financial Officer)

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