Form 10QSB
period 2001-07-31
INVU INC
filed 2001-09-14
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________.

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

As of September 5, 2001 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------



                                                        INVU, INC.

                                                       July 31, 2001

                                                           INDEX

                                                                                                                  Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of July 31, 2001......................................................F-2

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II. OTHER INFORMATION...............................................................................................6

         Item 1.  Legal Proceedings......................................................................................6
         Item 2.  Changes in Securities..................................................................................6
         Item 3.  Default Upon Senior Securities.........................................................................6
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................7
         Item 5.  Other Information......................................................................................7
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................7

SIGNATURES.............................................................................................................S-1
EXHIBIT INDEX..........................................................................................................E-1


CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES

JULY 31, 2001

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------

                                                                                      July 31,    January 31,
                                                                                          2001           2001
                                                                                   (unaudited)
                                                                                             $              $

ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                           641,492        310,098
  VAT recoverable and other                                                             19,749          5,847
Inventories                                                                             45,240         35,150
Prepaid expenses                                                                        66,912        105,242
                                                                                     ---------      ---------
Total current assets                                                                   773,393        456,337
                                                                                     ---------      ---------
Equipment, furniture and fixtures
Computer equipment                                                                      90,592         82,989
Vehicles                                                                               290,145        289,970
Office furniture and fixtures                                                          100,700        102,350
                                                                                     ---------      ---------

                                                                                       481,437        475,309

Less accumulated depreciation                                                          190,759        163,364
                                                                                     ---------      ---------
                                                                                       290,678        311,945
                                                                                     ---------      ---------

Intangible assets                                                                      142,520              -

                                                                                     ---------      ---------
                                                                                     1,206,591        768,282
                                                                                     =========      =========

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                           1,344,287      1,682,975
Current maturities of long-term obligations                                          1,552,017         69,624
Accounts payable                                                                       356,974        544,524
Accrued liabilities                                                                    463,837        415,239

                                                                                     ---------      ---------
Total current liabilities                                                            3,717,115      2,712,362
                                                                                     ---------      ---------

Long-term obligations, less current maturities                                       1,894,156      1,962,635

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (6,370,511)    (5,810,452)
Accumulated other comprehensive income                                                 219,608        157,514

                                                                                     ---------      ---------
                                                                                    (4,404,680)    (3,906,715)
                                                                                     ---------      ---------

                                                                                     1,206,591        768,282
                                                                                     =========      =========


=============================================================================================================

The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------
                                                           For the three                   For the six
                                                            months ended                  months ended
                                                       July 31,       July 31,        July 31,       July 31,
                                                           2001           2000            2001           2000
                                                    (unaudited)    (unaudited)     (unaudited)    (unaudited)
                                                              $              $               $              $

Revenues                                                393,139         41,376         695,155         54,319

Expenses:
Production cost                                          75,073         14,265         100,775         23,135
Selling and distribution cost                           154,993        205,750         348,039        398,339
Research and development cost                           116,430         59,470         229,889        122,602
Administrative costs                                    277,079        246,136         479,042        486,688

                                                     ----------     ----------      ----------     ----------
Total operating expenses                                623,575        525,621       1,157,745      1,030,764
                                                     ----------     ----------      ----------     ----------

Operating loss                                         (230,436)      (484,245)       (462,590)      (976,445)

Other income (expense)
Interest, net                                           (46,760)       (26,794)        (97,469)       (58,111)
Other                                                         -              -               -              -

                                                     ----------     ----------      ----------     ----------
Total other expense                                     (46,760)       (26,794)        (97,469)       (58,111)
                                                     ----------     ----------      ----------     ----------

Loss before income taxes                               (277,196)      (511,039)       (560,059)    (1,034,556)
                                                     ----------     ----------      ----------     ----------

Income taxes                                                  -              -               -              -

                                                     ----------     ----------      ----------     ----------
Net loss                                               (277,196)      (511,039)       (560,059)    (1,034,556)
                                                     ==========     ==========      ==========     ==========
Weighted average shares outstanding:

Basic and Diluted                                    30,386,539     30,206,896      30,386,539     30,206,896
                                                     ==========     ==========      ==========     ==========
Net loss per common share

Basic and Diluted                                         (0.01)         (0.02)          (0.02)         (0.03)
                                                     ==========     ==========      ==========     ==========

==============================================================================================================

The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                                other
                                                       Common stock       Accumulated   comprehensive                  Comprehensive
                                                     Shares      Amount       deficit          income        Total              loss
                                                                      $             $               $            $


Balance at January 31, 2001                      30,386,539    1,746,223   (5,810,452)        157,514     (3,906,715)

Comprehensive income (unaudited):
  Foreign currency translation
    adjustment (unaudited)                                -           -             -          62,094        62,094          62,094
  Net loss for the period (unaudited)                     -           -      (560,059)              -       (560,059)      (560,059)
                                                                                                                        ------------
Total comprehensive income (unaudited)                                                                                     (497,965)
                                                ------------ ------------  -----------    ------------   ------------   ============
Balance at July 31, 2001 (unaudited)             30,386,539    1,746,223   (6,370,511)        219,608     (4,404,680)
                                                ============ ============  ===========    ============   ============




The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
                                                                                           For the six
                                                                                          months ended
                                                                                July 31, 2001    July 31, 2000
                                                                                  (unaudited)      (unaudited)
                                                                                            $                $

Net cash flows used in operating activities
  Net loss during the period                                                        (560,059)      (1,034,556)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                                                      55,504           42,862
    Loss on disposal of assets                                                         1,049                -
    Accounts receivable                                                             (356,478)         (76,082)
    Inventories                                                                      (11,060)         (36,072)
    Prepaid expenses                                                                  36,090          (10,788)
    Accounts payable                                                                (175,857)         181,913
    Accrued liabilities                                                               59,370           12,288
                                                                                 ------------      -----------
Net cash used in operating activities                                               (951,441)        (920,435)
                                                                                 ------------      -----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                                             (10,607)         (96,281)
  Acquisition of intangible assets                                                  (143,900)               -
                                                                                 ------------      -----------
Net cash used in investing activities                                               (154,507)         (96,281)
                                                                                 ------------      -----------
Cash flows provided by financing activities:
  Short-term credit facility                                                        (300,216)         373,460
  Borrowings received from notes payable                                           1,459,000          762,570
  Repayment of borrowings                                                            (26,383)         (83,623)
  Principal payments on capital lease                                                (25,742)         (21,041)
                                                                                 ------------      -----------
Net cash provided by financing activities                                          1,106,659        1,031,366
                                                                                 ------------      -----------
Effect of exchange rate changes on cash                                                 (711)         (14,650)
                                                                                 ------------      -----------
Net decrease in cash                                                                       -                -
Cash at beginning of period                                                                -                -

                                                                                 ------------      -----------
Cash at end of period                                                                      -                -
                                                                                 ============      ===========
Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
  Interest                                                                            60,753           58,100
  Income taxes                                                                             -                -



The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the six month period ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $4,404,680 at July 31, 2001 and the Company had negative cash flows from operations of $951,441 for the six months to July 31, 2001. The Company is starting to generate revenues from operations and has obtained additional financing since January 31, 2001 amounting to $1,459,000. Operations to date have been funded principally by equity capital and borrowings. The Company is in the process of negotiating additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              NOTE C - INVENTORIES

Inventories consist of the following:

                                                        July 31,     January 31,
                                                            2001            2001
                                                     (unaudited)
                                                               $               $

Goods for resale                                          45,240          35,150
                                                     ===========     ===========

Goods for resale represent the finished consolidated product to be sold to the end user.

                            NOTE D - INTANGIBLE ASSET

The Company purchased certain assets comprising software, intellectual property rights and the customer list from an unaffiliated entity on July 31, 2001 for $142,520 ((pound)100,000). This intangible is to be amortised, by equal instalments over a three year period as this is the estimated useful economic life over which the Company expects to generate revenues from the assets acquired.

                       NOTE E - SHORT-TERM CREDIT FACILITY

The Company  has a  $1,140,160  ((pound)800,000)  (January  31, 2001  $1,169,000
((pound)800,000)), 7.5% short-term credit facility with an English bank. The Company's bank has agreed to a temporary increase in the facility of $285,040 ((pound)200,000) on the basis that further investment additional to the $1.459 million received in the six months to July 31, 2001 will be obtained in the very near future. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at July 31, 2001 was $1,344,287 ((pound)943,227), (January 31, 2001 $1,682,975 ((pound)1,151,855)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review at the end of September 2001.

                         NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations at July 31, 2001 and January 31, 2001

                                                                                      July 31,    January 31,
                                                                                          2001           2001
                                                                                   (unaudited)
                                                                                             $              $

Non-interest bearing, unsecured loan from an individual,
no stated maturity date                                                                726,337        759,245

4% above Libor rate (Libor rate was 5.25% and 5.72% at July 31, 2001 and January
31,  2001  respectively)  notes  payable to an  English  bank,  monthly  payment aggregating to (pound)500, maturing in March 2002, collateralized by all
assets of the Company and a limited personal guarantee by a director                     4,276          6,818

4% above Libor rate (Libor rate was 5.25% and 5.72% at July 31, 2001 and January
31,  2001  respectively)  notes  payable to an  English  bank,  monthly  payment aggregating to (pound)1,333, maturing in June 2004, collateralized by all assets
of  the  Company  and  unlimited  multilateral   guarantees  between  subsidiary
undertakings; a quarterly loan guarantee premium of 1.5% per
annum is payable on 85% of the outstanding balance                                      70,309         81,821

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003, with interest rate per annum of 1.5% above
UK bank base rates                                                                     459,000              -

Loan advances from a minority shareholder and their related parties                  1,000,000              -

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                186,251        184,375
                                                                                  ------------      ----------
                                                                                     3,446,173      2,032,259

Less current maturities                                                             (1,552,017)       (69,624)
                                                                                  ------------      ----------
                                                                                     1,894,156      1,962,635
                                                                                  ============      ==========


Scheduled maturities of long-term obligation are as follows:

Year ending July 31,                                                       $

2002                                                               1,552,017
2003                                                               1,104,715
2004                                                                  61,203
2005                                                                   1,900
2006                                                                 726,338
                                                              --------------
                                                                   3,446,173
                                                              ==============


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

Interest amounting to $133,166 has been accrued to July 31, 2001 (January 31, 2001 $99,241) in respect of the A and B Convertible Notes.

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

2)       Convertible loan notes

The investors are a related party of the minority shareholder of the Company. The convertible loan notes are repayable at any time within 2 years from the date of issue. They are convertible into common shares at the rate of one share for every US $0.25 of outstanding principal at any time within the 2 years from the date of issue provided that 45 days notice has been given.

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                    July 31,     January 31,
                                                        2001            2001
                                                 (unaudited)
                                                           $               $

Vehicles                                             290,145         289,970
Less accumulated depreciation                      (100,055)        (88,902)
                                               -------------    ------------
                                                     190,090         201,068
                                               =============    ============

Scheduled maturities of minimum lease payments are as follows:

Period  ending July 31,                                                    $

2002                                                                  87,351
2003                                                                  95,926
2004                                                                  40,600
                                                                ------------
                                                                     223,877

Less amount representing interest                                     37,626

                                                                ------------
Present value of net minimum lease payments                          186,251
                                                                ============

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

                       NOTE G - RELATED PARTY TRANSACTIONS

At July 31, 2001 David Morgan owed $19,749 ((pound)13,857) (January 31, 2001 $5,635 ((pound)3,857)) to the Company. The maximum liability during the period amounted to $19,749 and the interest charge amounted to $Nil (January 31, 2001 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan, who was a director of the Company until July 12, 2000, and who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $32,323 in the three months to July 31, 2001 (Year to January 31, 2001 $85,800) and the balance owed by the Company at July 31, 2001 was $7,477 (January 31, 2001 $2,233).

                          NOTE H - CONTINGENT LIABILITY

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the
"Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2001 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; (8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and (11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. For its professional range of products, INVU Series 100, Series 200, ViewSafe, and
Series 2000 (formerly WEBFAST), the Company expects to target its marketing efforts initially in the United Kingdom and the United States on departmental users in organizations, distributors and resellers. The majority of the Company's development and marketing resources are now directed at its fast growing and higher margin small/medium size enterprise (SME) market and corporate professional series of products.

         In November  1999,  Management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the U.K. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. Having now recruited 85 resellers, the Company continues to monitor existing resellers to ensure that they meet the stringent INVU accreditation requirements. The Company has recently embarked on an aggressive VAR recruitment campaign, and Management expects to recruit a further 30 VARs by January 31, 2002.

         As is typical in a VAR based route to market, some resellers have significantly higher early sales success than others. INVU's experience is similar, with a small number of resellers gaining notable success soon after product adoption.
         The INVU sales management team has implemented an intensive marketing and sales support program with its resellers, including joint seminars, direct mail and joint telephone blitz weeks.

         The success of this ongoing program has provided many of the recruited resellers with a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. Many newly recruited resellers are taking sales orders within two weeks of accreditation. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a rapidly increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this reflects the Company's brand values of ease of use, high quality and price performance. Together with the steady increase in adoption of the INVU range by SME companies, Management is encouraged by the continuing level of interest from large organizations with orders being received from Zurich Insurance, The Wood Group (part of Tyco Group), States of Jersey Police, Mansell Construction (a large UK construction company), Samsung Electronics, Millfield Partnership Limited (a large firm of financial advisors) and Nottingham Law School.

         The Company has also progressed with regard to two Original Equipment Manufacture (OEM) opportunities with Xerox and Epson UK. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (standard development kits), the Company has been given the opportunity to develop software for the Xerox Document Centre Range, of which 70,000 machines are currently in use in the UK. Epson UK and INVU have agreed to a joint marketing strategy, whereby Epson UK, with the assistance of INVU personnel, has agreed to introduce the INVU product line to its resellers at formal events to be followed by roadshows.

         During the quarter ended July 31, 2001, the Company received further orders from Universal Music Group, a member of the global music, film and leisure group. The total value of orders received to date from Universal Music Group now exceeds $258,000, and further orders are anticipated by the Company throughout the remainder of the fiscal year ended January 31, 2002 (the "Current Fiscal Year"). INVU's unique code free integration technology allows it to integrate with Universal Music Group's JD Edwards system. Development of a web-based solution for Universal Music Group is currently in progress.

         In addition to Universal Music Group, the Company has received repeat orders from other existing end users. In addition, Management is encouraged by the growing number of SME companies that are adopting INVU products. This is seen as continued vindication of the Company's overall strategy. The Company's sales team continues to target these enterprises, and Management believes that its expanding reseller and customer base will generate steadily increasing sales levels during the remainder of the Current Fiscal Year.

         Throughout the six months ended July 31, 2001, the Company has continued to develop its software products.

         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released to distributors in May 2000, and the latest version 5.1.1 was released to distributors in March 2001. Version 5.2 is scheduled to be released in the fourth fiscal quarter of the Current Fiscal Year. Each subsequent version has built upon the original premise of ease of use, functionality and price performance. Enhancements have been added in the light of customer feedback and technical advances achieved by the Company's development department. Version 5.2 will contain the newly developed OCR functionality, which works with all Microsoft OfficeTM file types and scanned images. This functionality will automatically give keyword search capability of all existing documents in the system. This release will also contain a Microsoft Office Add-In allowing integration with Microsoft Office 2000. This gives INVU the ability to send items from outlook to a user-selectable in-tray. It also allow users to save documents from Microsoft WORD, EXCEL and PowerPoint straight to INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" is also planned for release alongside Version 5.2. The "Sequential Workflow Module" allows documents, forms and files to be routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module will be a generic adoption of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module to be released is designed to be customer friendly and easy to use. This will be a separate 5.2 Module, which when integrated with Version 5.2 will be sold as INVU Series 250, and charged accordingly.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this unique product provides a significant competitive advantage when compared to other information and document management technologies. During the quarter ended July 31, 2001, sales of the "codefree" module have again increased, and Management expects this trend to continue throughout the Current Fiscal Year and beyond.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed. This product allows global access to retrieve, view, create or edit, and file information via the web. Management believes that this product will form the basis of future developments for many of its existing and future end users. In view of customer driven demands for various other unique features for the existing professional range, Management now estimates that this product will be released to distributors in late 2001 or early 2002. However, a web browser "view only" product, "i200," is expected to be released in the third fiscal quarter of the Current Fiscal Year. Management believes this technology will place INVU in direct competition with the world's most established document management solutions providers, but at a significantly lower price level.

         As anticipated, development of a highly sophisticated content addressable indexing and retrieval system has reached the prototype stage during the second fiscal quarter of the Current Fiscal Year. This development allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. After "beta" trials are concluded, Management expects to launch this product during the fourth fiscal quarter of the Current Fiscal Year.

          Company software engineers have also successfully developed a prototype information management internet service. Management believes that this service will allow advanced internet information management within fully encrypted secure databases. Management believes that individuals and corporations will be able to store their documents on an INVU web site and access and update them in real time, via password and pin number controls, from anywhere in the world. Management believes that, although important for the long term strategy of the business, this service has a lower priority than both i200 and Series 2000 in the short term.

          INVU's development team has produced a prototype module, which allows speech files to be stored within the INVU central database. As with all records stored within INVU, these can be attached to other corresponding files. Using advanced compression techniques, this application is capable of storing 2,800 hours of recorded sound on a standard 40 gigabyte hard disk. With the addition of a "raid card" attached to a 10 disk storage system, end users can obtain 28,000 hours of storage space for approximately $2,000. Management believes this application has widespread appeal within many different environments, such as call centers, patient records in hospitals, oral statements for lawyers, police interviews, etc. This product now joins our growing portfolio of modules and enhancements ready for release in the fourth fiscal quarter of the Current Fiscal Year.

          During the quarter ended July 31, 2001, sales were $393,139, which represents an increase of 30% over the previous quarter. It should be noted that total operating expenses for the six months ended July 31, 2001 are 18% lower than for the six month period ended January 31, 2001 due to Management's focus on achieving break-even and then profitability as quickly as possible. Management estimates that the anticipated additional $500,000 of financing from an entity affiliated with Daniel Goldman, a non-executive director, will fulfill the Company's capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations. Management believes that, subject to this additional investment, monthly break-even will be achieved in the third fiscal quarter of the Current Fiscal Year. Management's belief is based on the assumption that the outstanding loans other than the bank facility will be converted into equity of the Company.

         In view of the Company's improving financial position and its objective of reaching a monthly break-even during the third fiscal quarter of the Current Fiscal Year, Management has again reviewed its resource requirements for the remainder of the Current Fiscal Year. Management recognizes that additional technical staff will be required in order to fulfill the Company's ambitious product development plans. There is also a requirement for further sales support personnel to deal with the ever-increasing rate of sales inquiries. Both these personnel issues have been addressed, and new staff are currently being recruited.

         Results of Operations

         The following is a discussion of the results of operations for the six months ended July 31, 2001, compared with the six months ended July 31, 2000, and changes in financial condition during the six month period ended July 31, 2001.

         Net sales for the six months ended July 31, 2001 were $695,155, which compares to $54,319 of net sales for the six months ended July 31, 2000. The Company's strategy of selling its professional range of products via VARs (value added resellers) continues to be vindicated with sales for the three months ended July 31, 2001 increasing by over 30% when compared to the three months ended April 30, 2001. The INVU sales management team has implemented an intensive marketing and sales support program with its resellers, and the success of this ongoing program has provided many of the recruited resellers with a pipeline of end-user opportunities, which they are actively pursuing. Many newly recruited resellers are taking sales orders within two weeks of accreditation. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a rapidly increasing rate.

         The net loss for the six months ended July 31, 2001 was $560,059, which is significantly less than the net loss for the corresponding period in 2000 of $1,034,556, mainly due to increased sales of $640,836. As compared with the six months ended July 31, 2000, the Company benefited from reductions in selling and distribution costs of $50,300, and administrative costs of $7,646, but incurred increases in research and development costs of $107,287 and production costs of $77,640.

         Selling and distribution expenditures reflect the current emphasis on the Company's professional range of products rather than its retail software. The Company continues to invest heavily in the development of existing and new products, and, therefore, has increased expenditures in this area over the last year. The decreases in administrative expenditure during the six months period ended July 31, 2001 reflect the Company's continued efforts to control costs in order to reach break even as predicted in the third fiscal quarter of the Current Fiscal Year. Production costs per unit have also fallen significantly due to economies of scale, mass production techniques and improved supply terms

         In the six month period ended July 31, 2001, the Company incurred net interest expense of $97,469 compared with net interest expense of $58,111 for the six month period ended July 31, 2000. This increase is entirely due to increased bank facilities. Management expects these costs to fall as soon as additional investment funding is secured. Interest costs will also decrease when net revenues are adequate to generate net cash inflows, which Management believes will occur in the third fiscal quarter of the Current Fiscal Year.

         The tax rates for the periods in question are zero due to a net loss in each period.

          The total current assets of the Company were $773,393 at July 31, 2001, an increase of $317,056 compared to $456,337 at January 31, 2001. Working capital was negative $2,943,722 as of July 31, 2001, compared with negative $2,256,025 as of January 31, 2001. These changes are mainly due to increases in accounts receivable and current maturities of long term obligations, together with decreases in short term credit facilities and accounts payable. The Company has obtained loan advances (with no stated maturity date or interest rate) and convertible loans from a minority shareholder and his related parties and from other entities totaling $1,000,000 and $459,000, respectively, during the six month period ended July 31, 2001. Management believes that this amount will either be repaid from the proceeds of future financings or converted into stockholders' equity before the end of the Current Fiscal Year, which will significantly reduce the working capital deficit.

         Total assets of the Company were $1,206,591 at July 31, 2001, an increase of $438,309 compared to $768,282 at January 31, 2001. This is attributable to decreases in fixed assets of $21,267, an increase in current assets of $317,056, and an increase in intangible assets of $142,520, representing the acquisition of the source code, intellectual property rights and customer database of a business unaffiliated with the Company.

          The total current liabilities of the Company increased by $1,004,753 from $2,712,362 at January 31, 2001 to $3,717,115 at July 31, 2001. The change in current liabilities is due to decreases in accounts payable of $187,550 and short term credit facilities of $338,688 and increases in current maturities of long-term obligations of $1,482,393 and accrued liabilities of $48,598. This, together with the decrease in long-term obligations less current maturities, reflects the replacement of short-term credit facilities with short term unsecured loans and convertible loans from a minority shareholder and their related parties of $1,459,000 and the subsequent repayment of accounts payable. See "Financing Management Plan of Operation." Long-term obligations less current maturities were $1,894,156 at July 31, 2001 compared to $1,962,635 at January 31, 2001.

         Total stockholders' equity decreased by $497,965 during the six month period ended July 31, 2001 from a deficit of $3,906,715 at January 31, 2001 to a deficit of $4,404,680 at July 31, 2001. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products as the Company has now moved to an operational stage.

         Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds and is engaged in or presently pursuing the following financing transactions.

         As of January 31, 1999, the Company had agreed to borrow $656,000 at an annual interest rate of 8% by way of a secured short-term loan. In August 1999, the Company raised $1,000,000 by way of a private placement, the proceeds of which were used, among other things, to pay off the short-term loan described above. In March 2000, the Company received a non-interest unsecured loan of $571,500 from an individual with no stated maturity date. In February 2001, Goldman Investments Limited, an entity in which Daniel Goldman, a non-executive director of the Company, has an interest, lent the Company $1,000,000. No stated maturity date or interest rate or other terms have been established for this advance. Approximately $500,000 of the loan was used to reduce the amount owed by the Company under the short-term credit facility described above with the remaining $500,000 used for working capital. Although the specific terms of the February advance from Goldman Investments Limited, including the interest rate and maturity date, have not been finalized, to the extent that the loan ultimately contains a conversion feature, the Company may be required to recognize an accounting charge equal to the amount by which the aggregate market value of the Common Stock into which the loan could be converted exceeds the value of the loan.

          In May, 2001, the Company received loan advances of $250,000 from Goldman Ventures Limited and $50,000 from Paysage Investments Limited, both companies in which Daniel Goldman, a non-executive director of the Company, has an interest. In July, 2001, the Company received a further loan advance of $50,000 from Goldman Ventures Limited, a company in which Daniel Goldman, a non-executive director of the Company, has an interest. Also in July, 2001, the Company received $84,000 from Pershing Nominees and $25,000 from Guernroy Limited. Each of these advances referenced in this paragraph were made by way of convertible loans at an interest rate per annum of 1.5% above the UK bank base rate. Each of the convertible loans has maturity date 24 months from date of issue, but principal and interest may be repaid at any time without penalty. The loans are convertible at the rate of $0.25 per share of Common Stock, and the investor may convert, having given 45 days notice, at any time during the 24 month period.

         In addition, the Company has a $1,140,160 short-term credit facility with an annual interest rate of 7.5% with an English bank. The Company's bank has agreed to a temporary increase in the facility of $285,040, on the basis that further investment of approximately $500,000, in addition to the $1.459 million received in the six months to July 31, 2001, will be obtained. The Company believes that it will receive an advance from a Goldman entity for this amount. The Company intends to use a portion of the $500,000 to repay the facility increase of $285,040. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest. The amount drawn against the facility at July 31, 2001 was $1,344,287. The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review at the end of September, 2001. Management expects this facility to be renewed at this time.

         Management estimates that the additional $500,000 of financing will fulfill the Company's capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations. Management believes that, subject to this additional investment, monthly break-even will be achieved in the third fiscal quarter of the Current Fiscal Year. Management's belief is based on the assumption that the outstanding loans other than the bank facility will be converted into equity of the Company. There can, however, be no assurance that the above transaction will be consummated, that the Company will be able to achieve monthly break-even in the third fiscal quarter of the Current Fiscal Year, or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     As reflected in the Company's 10-KSB for the fiscal year ended January 31, 2001, a complaint was filed against the Company on February 23, 2001, in the United States District Court for the Southern District of New York on behalf of GEM Advisors, Inc. ("GEM") seeking money damages in the amount of $100,000 together with interest from September 21, 2000, costs, disbursement and attorney fees. The complaint relates to a $100,000 demand promissory note (the "Note") dated May 1, 2000 and payable to the order of GEM. In response, the Company filed an answer on or about April 16, 2001 denying that any amounts are owing under the Note. It is the Company's position that GEM made a binding election to convert unpaid amounts due under the Note into shares of the Company's Common Stock, and that the Company's tender of the share certificate to GEM, and GEM's acceptance and retention of the share certificate, fully satisfied the Company's obligations under the Note and discharged the Company from any further liability under the Note.

     On August 9, 2001, GEM filed a Motion for Summary Judgment and the Company filed a Cross-Motion for Summary Judgment on August 27, 2001. The parties are in the process of submitting additional papers in connection with their respective motions.

Item 2.  Changes in Securities.

     In February, May and July 2001, entities affiliated with Daniel Goldman, a non-executive Director of the Company, made loan advances to the Company in the aggregate principal amount of $1,350,000. In July 2001, Pershing Nominees advanced $84,000 to the Company and Guernoy Limited advanced $25,000 to the Company. Each advance was made pursuant to convertible loans that bear an interest rate of 1.5% above the UK bank base rate. The principal and interest on the loans are repayable at any time within 24 months of the date of grant without penalty. Each entity may convert the loans into shares of the Company's common stock at a rate of $0.25 per share at anytime during a 24 month period following the date of grant provided that the Company has been given 45 days notice. The issuance of the loans were not, and the issuance of shares (the "Conversion Shares") of Common Stock on conversion of the loans will not be, registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The transactions were privately negotiated transactions without any general solicitation or advertising. The investors for whom Pershing Nominees is acting, Guernoy Limited and the Goldman affiliated entities are "sophisticated investors" within the meaning of the Securities Act and have access to all information concerning the Company needed to make an informed decision with respect to the transactions.

     The certificates evidencing the Conversion Shares will bear a legend reflecting that the Conversion Shares are subject to the restrictions on transfer under the Securities Act, including Rule 144 promulgated thereunder.

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

                                      INVU, INC.
                                      (Issuer)



Date:    September 14, 2001           By:  /s/ David Morgan
                                         ---------------------------------------
                                         David Morgan, President &
                                         Chief Executive Officer
                                         (Principal Executive Officer)


Date:     September 14, 2001          By:  /s/ John Agostini
                                         ---------------------------------------
                                         John Agostini, Vice President-Chief
                                         Financial Officer & Secretary
                                         (Principal Financial Officer)

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