Form 10QSB
period 2001-10-31
INVU INC
filed 2001-12-14
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.

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

As of December 12, 2001 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                                        INVU, INC.

                                                     October 31, 2001

                                                           INDEX

                                                                                                                  Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of October 31, 2001...................................................F-2

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

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II. OTHER INFORMATION...............................................................................................6

         Item 1.  Legal Proceedings......................................................................................6
         Item 2.  Changes in Securities..................................................................................7
         Item 3.  Default Upon Senior Securities.........................................................................8
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................8
         Item 5.  Other Information......................................................................................8
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................8

SIGNATURES.............................................................................................................S-1
EXHIBIT INDEX..........................................................................................................E-1


                        CONSOLIDATED FINANCIAL STATEMENTS




                           INVU, INC. AND SUBSIDIARIES

                                OCTOBER 31, 2001

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                               October 31,      January 31,
                                                                                   2001               2001
                                                                             (unaudited)
                                                                            $                  $

ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                        736,157             310,098
  VAT recoverable and other                                                          20,152               5,847
Inventories                                                                          33,449              35,150
Prepaid expenses                                                                     43,692             105,242
                                                                                -----------         -----------
Total current assets                                                                833,450             456,337
                                                                                -----------         -----------
Equipment, furniture and fixtures
Computer equipment                                                                  102,426              82,989
Vehicles                                                                            296,069             289,970
Office furniture and fixtures                                                       103,207             102,350
                                                                                -----------         -----------
                                                                                    501,702             475,309

Less accumulated depreciation                                                       222,617             163,364

                                                                                -----------         -----------
                                                                                    279,085             311,945
                                                                                -----------         -----------

Intangible assets                                                                   133,311                   -

                                                                                -----------         -----------
                                                                                  1,245,846             768,282
                                                                                ===========         ===========

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                        1,123,214           1,682,975
Current maturities of long-term obligations                                       3,050,238              69,624
Accounts payable                                                                    398,943             544,524
Accrued liabilities                                                                 639,673             415,239

                                                                                -----------         -----------
Total current liabilities                                                         5,212,068           2,712,362
                                                                                -----------         -----------

Long-term obligations, less current maturities                                      908,544           1,962,635

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                         -                   -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539              1,746,223           1,746,223
Accumulated deficit                                                             (6,783,698)         (5,810,452)
Accumulated other comprehensive income                                              162,709             157,514
                                                                                -----------         -----------
                                                                                (4,874,766)         (3,906,715)
                                                                                -----------         -----------

                                                                                  1,245,846             768,282
                                                                                ===========         ===========

   The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the three                  For the nine
                                                          months ended                  months ended
                                                  October 31,     October 31,    October 31,    October 31,
                                                      2001           2000            2001           2000
                                                  (unaudited)     (unaudited)    (unaudited)    (unaudited)
                                                  $              $               $              $

Revenues                                               361,672         220,524      1,056,827        274,843

Expenses:
Production cost                                         58,314          42,455        159,089         65,590
Selling and distribution cost                          184,929         288,906        532,968        687,245
Research and development cost                          144,608          90,731        374,497        213,333
Administrative costs                                   242,998         313,173        722,040        799,861
                                                  ------------     -----------   ------------    -----------
Total operating expenses                               630,849         735,265      1,788,594      1,766,029
                                                  ------------     -----------   ------------    -----------
Operating loss                                       (269,177)       (514,741)      (731,767)    (1,491,186)

Other income (expense)
Interest, net                                        (144,010)        (48,513)      (241,479)      (106,624)
                                                  ------------     -----------   ------------    -----------
Total other expense                                  (144,010)        (48,513)      (241,479)      (106,624)
                                                  ------------     -----------   ------------    -----------
Loss before income taxes                             (413,187)       (563,254)      (973,246)    (1,597,810)

Income taxes                                                 -               -              -              -
                                                  ------------     -----------   ------------    -----------
Net loss                                             (413,187)       (563,254)      (973,246)    (1,597,810)
                                                  ============     ===========   ============    ===========
Weighted average shares outstanding:

Basic and Diluted                                   30,386,539      30,206,896     30,386,539     30,206,896
                                                  ============     ===========   ============    ===========
Net loss per common share

Basic and Diluted                                       (0.01)          (0.02)         (0.03)         (0.05)
                                                  ============     ===========   ============    ===========



   The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                                                             other
                                                     Common stock        Accumulated    Comprehensive                 Comprehensive
                                                  Shares        Amount     Deficit          Income        Total            Loss
                                                              $          $               $              $               $


Balance at January 31, 2001                     30,386,539    1,746,223    (5,810,452)      157,514      (3,906,715)

Comprehensive income (unaudited):
  Foreign currency translation
    adjustment (unaudited)                              -            -              -         5,195           5,195          5,195
  Net loss for the period (unaudited)                   -            -       (973,246)            -       (973,246)      (973,246)
                                                                                                                       -------------
Total comprehensive income (unaudited)                                                                                     968,051
                                                ----------    ----------   -----------     ---------     ----------    -------------

Balance at October 31, 2001 (unaudited)         30,386,539     1,746,223   (6,783,698)       162,709    (4,874,766)
                                                ==========    ==========   ===========     =========     ==========








   The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------


                                                                                  For the nine
                                                                                  Months ended
                                                                        October 31,          October 31,
                                                                            2001                2000
                                                                        (unaudited)          (unaudited)
                                                                     $                    $

Net cash flows used in operating activities
  Net loss during the period                                                  (973,246)         (1,597,810)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                                95,114              70,200
    Loss on disposal of assets                                                    1,049                   -
  Changes in:
    Accounts receivable                                                       (436,973)           (311,819)
    Inventories                                                                   1,520            (24,106)
    Prepaid expenses                                                             60,392            (61,807)
    Accounts payable                                                          (141,473)             457,849
    Accrued liabilities                                                         223,876              41,120
                                                                       ----------------      --------------
Net cash used in operating activities                                       (1,169,741)         (1,426,373)
                                                                       ----------------      --------------
Cash flows used in investing activities:
  Acquisitions of property and equipment                                       (20,923)           (122,488)
  Acquisition of intangible assets                                            (143,830)                   -
                                                                       ----------------      --------------
Net cash used in investing activities                                         (164,753)           (122,488)
                                                                       ----------------      --------------
Cash flows provided by financing activities:
  Short-term credit facility                                                  (545,856)             964,351
  Borrowings received from notes payable                                      1,959,000             762,570
  Repayment of borrowings                                                      (22,055)           (113,175)
  Principal payments on capital lease                                          (37,505)            (30,934)
                                                                       ----------------      --------------
Net cash provided by financing activities                                     1,353,584           1,582,812
                                                                       ----------------      --------------
Effect of exchange rate changes on cash                                        (19,090)            (33,951)
                                                                       ----------------      --------------
Net decrease in cash                                                                  -                   -
Cash at beginning of period                                                           -                   -
                                                                       ----------------      --------------

Cash at end of period                                                                 -                   -
                                                                       ================      ==============
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                      125,879             106,600





   The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the nine month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's total liabilities exceeded its total assets by $4,874,766 at October 31, 2001 and the Company had negative cash flows from operations of $1,169,741 for the nine months to October 31, 2001. The Company is starting to generate revenues from operations and has obtained additional financing since January 31, 2001 amounting to $1,959,000. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                              NOTE C - INVENTORIES

Inventories consist of the following:

                                               October 31,      January, 31
                                                   2001             2001
                                               (unaudited)
                                               $               $

Goods for resale                                  22,373           35,150
General stock                                     11,076                -
                                               -------------   -------------
                                                  33,449           35,150
                                               =============   =============

Goods for resale represent the finished consolidated product to be sold to the end user.

                            NOTE D - INTANGIBLE ASSET

The Company purchased certain assets comprising software, intellectual property rights and the customer list from an unaffiliated entity on July 31, 2001 for $145,430 ((pound)100,000). This intangible is to be amortised, by equal instalments over a three year period as this is the estimated useful economic life over which the Company expects to generate revenues from the assets acquired. Amortisation of $12,119 ((pound)8,333) has been charged during the period.

                       NOTE E - SHORT-TERM CREDIT FACILITY

The Company  has a  $1,163,440  ((pound)800,000)  (January  31, 2001  $1,169,000
((pound)800,000)), 6.5% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at October 31, 2001 was $1,123,214 ((pound)772,340), (January 31, 2001 $1,682,975 ((pound)1,151,855)). The amount drawn is payable on demand at the bank's discretion.

After the period end, $872,580 ((pound)600,000) of the credit facility was converted into a medium term loan. This loan carries interest at 2% above the UK bank base rate and will be repaid at a rate of $72,715 ((pound)50,000) a month from November 30, 2002.

                         NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations at October 31, 2001 and January 31, 2001

                                                                                 October 31,    January 31,
                                                                                     2001           2001
                                                                                 (unaudited)
                                                                                 $              $

Non-interest bearing, unsecured loan from an individual,
no stated maturity date                                                               752,799        759,245

4% above  Libor rate  (Libor  rate was 4.19% and 5.72% at October  31,  2001 and
January 31, 2001 respectively) notes payable to an English bank, monthly payment aggregating to (pound)500, maturing in March 2002, collateralized by all
assets of the Company and a limited personal guarantee by a director                    2,909          6,818

4% above  Libor rate  (Libor  rate was 4.19% and 5.72% at October  31,  2001 and
January 31, 2001 respectively) notes payable to an English bank, monthly payment aggregating to (pound)1,333, maturing in June 2004, collateralized by all assets
of  the  Company  and  unlimited  multilateral   guarantees  between  subsidiary
undertakings; a quarterly loan guarantee premium of 1.5% per
annum is payable on 85% of the outstanding balance                                     65,928         81,821

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                            600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                400,000        400,000

Convertible loans 2001-2003, with interest rate per annum of 1.5% above
UK bank base rates                                                                    459,000              -

Loan advance from a minority shareholder and its related parties with interest
rate per annum of 1.5% above UK bank base rates; due on December 17, 2001           1,000,000              -

Loan advance from a minority shareholder and its related parties with interest
rate per annum of 12%; due on December 17, 2001                                       500,000              -

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                178,146        184,375
                                                                                  ------------     ----------
                                                                                    3,958,782       2,032,259

Less current maturities                                                            (3,050,238)       (69,624)

                                                                                  ------------     ----------
                                                                                       908,544      1,962,635
                                                                                  ============     ==========

Scheduled maturities of long-term obligation are as follows:

Year ending October 31,                                  $

2002                                                       3,050,238
2003                                                         122,598
2004                                                          33,145
2005                                                               -
2006                                                         752,801

                                                         -----------
                                                           3,958,782
                                                         ===========
1)       Convertible debentures

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

Interest amounting to $215,665 has been accrued to October 31, 2001 (January 31, 2001 $99,241) in respect of the A and B Convertible Notes 1999-2002.

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                               October 31,    January 31,
                                                  2001            2001
                                               (unaudited)
                                               $               $

Vehicles                                         296,069        289,970
Less accumulated depreciation                  (120,602)       (88,902)

                                              -----------    -----------
                                                 175,467        201,068
                                              ===========    ===========

Scheduled maturities of minimum lease payments are as follows:

Period  ending October 31,                                     $

2002                                                             85,783
2003                                                            110,673
2004                                                             14,608
                                                               ---------
                                                                211,064

Less amount representing interest                              (32,918)

                                                               ---------
Present value of net minimum lease payments                     178,146
                                                               =========

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

                       NOTE G - RELATED PARTY TRANSACTIONS

At October 31, 2001 David Morgan owed $20,152 ((pound)13,857) (January 31, 2001 $5,635 ((pound)3,857)) to the Company. The maximum liability during the period amounted to $20,152 and the interest charge amounted to $Nil (January 31, 2001 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who was a director of the Company until July 12, 2000 and who is a potential beneficiary of a discretionary trust, the res of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $36,927 in the three months to October 31, 2001 (Year to January 31, 2001 $85,800) and the balance owed by the Company at October 31, 2001 was $8,714 (January 31, 2001 $2,233).

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

                             NOTE I - STOCK OPTIONS

On September 14, 2001 the Company granted stock options to certain employees to purchase an aggregate of 1,036,365 shares of its common stock at an exercise price of $0.50 per share. The stock options contain performance targets over the next 3 to 4 years which accelerate the vesting of the options to the individuals. If the performance targets are not met the options would vest to the individuals on the sixth anniversary of the implementation of the schemes. On the measurement date of September 14, 2001, the market price of the common stock was $0.20 per share and accordingly no expense charge has been recorded in the financial statements.

                         NOTE J - RECENT PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination should be accounted for in financial statements upon and subsequent to their acquisition. The new statements require that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and establish specific criteria for the recognition of intangible assets separately from goodwill.

The Company will adopt SFAS 141 on February 1, 2002, as permitted by the new statement. The Company does not expect the adoption of SFAS 141 to have a material impact on its financial position or its results of operations.

The Company will adopt SFAS 142 on February 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS 142 will not impact its financial position or its results of operations.

The FASB issued SFAS 143, Accounting for Asset Retirement Obligations, in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. While the Company is currently evaluating the impact the adoption of SFAS 143 will have on its financial position and results of operations, it does not expect such impact to be material.

The  FASB  issued  SFAS  144,  Accounting  for the  Impairment  or  Disposal  of
Long-Lived Assets, in August 2001. SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS 121 and is effective for fiscal years beginning after December 15, 2001. While the Company is currently evaluating the impact the adoption of SFAS 144 will have on its financial position and results of operations, it does not expect such impact to be material.

                           NOTE K - SUBSEQUENT EVENTS

Subsequent to October 31, 2001 the Company has received a $200,000 loan advance with no set interest rate or maturity date from a company in which Daniel Goldman, a non-executive director of this company, has an interest.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the
"Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2001 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns; (4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; (8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; (11) the Company's cross-motion for summary judgment in its litigation with GEM Advisors, Inc. is not granted; and (12) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         In November  1999,  Management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the UK. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. Having now recruited 95 resellers, the Company continues to monitor existing resellers to ensure that they meet the stringent INVU accreditation requirements. The Company has recently embarked on an aggressive VAR recruitment campaign, and Management expects to recruit a further 20 VARs by January 31, 2002.

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

         The success of this ongoing program has provided many of the recruited resellers with a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. Many newly recruited resellers are taking sales orders within two weeks of accreditation. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a rapidly increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this reflects the Company's brand values of ease of use, high quality and price performance. Together with the steady increase in adoption of the INVU range by SME companies, Management is encouraged by the continuing level of interest from large organizations with orders being received from Lancashire Fire & Rescue Service, Spring Grove Property Maintenance, States of Jersey Police, Mansell Construction (a large UK construction company), River Island, Millfield Partnership Limited (a large firm of financial advisors) and Thales Contact Solutions.

         The Company has also  progressed  further  with regard to two  Original
Equipment Manufacture (OEM) opportunities with Xerox and Epson UK. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (standard development kits), the Company has been given the opportunity to develop software for the Xerox Document Centre Range, of which 70,000 machines are currently in use in the UK. Epson UK and INVU have agreed to a joint marketing strategy, whereby Epson UK, with the assistance of INVU personnel, has agreed to introduce the INVU product line to its resellers at formal events to be followed by roadshows.

         During the quarter ended October 31, 2001, the Company held discussions regarding further requirements from Universal Music Group, a member of the global music, film and leisure group. The total value of orders received to date from Universal Music Group now exceeds $258,000, and further orders are anticipated by the Company throughout the remainder of the fiscal year ended January 31, 2002 (the "Current Fiscal Year"). INVU's unique code free integration technology allows it to integrate with Universal Music Group's JD Edwards system. Development of a web-based solution for Universal Music Group is currently in progress.

         The Company continues to receive repeat orders from other existing end users. In addition, Management is encouraged by the growing number of SME companies that are adopting INVU products. This is seen as continued vindication of the Company's overall strategy. The Company's sales team continues to target these enterprises, and Management believes that its expanding reseller and customer base will generate steadily increasing sales levels during the remainder of the Current Fiscal Year.

         Throughout the nine months ended October 31, 2001, the Company has continued to develop its software products.

         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released to distributors in May 2000, version 5.1.1 was released to distributors in March 2001 and the latest version 5.1.2 was released in October 2001. Version 5.2 is scheduled for release in the fourth fiscal quarter of the Current Fiscal Year. Each subsequent version has built upon the original premise of ease of use, functionality and price performance. Enhancements have been added in the light of customer feedback and technical advances achieved by the Company's development department. Version 5.2 will contain the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM file types and scanned images. This functionality will automatically allow a user to keyword search all existing documents in the system. This release will also contain a Microsoft Office Add-In, which allows integration with Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It will also allow users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" is also planned for release alongside Version 5.2. The

"Sequential Workflow Module" allows documents, forms and files to be routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module will be a generic adoption of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module to be released is designed to be customer friendly and easy to use. This will be a separate 5.2 Module, which when integrated with Version 5.2 will be sold as INVU Series 250, and charged accordingly.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. During the quarter ended October 31, 2001, sales of the "codefree" module have again increased, and Management expects this trend to continue throughout the Current Fiscal Year and beyond.

         INVU Series 2000 (formerly INVU WEBFAST) continues to be developed. This product allows global access to retrieve, view, create or edit, and file information via the web. Management believes that this product will form the basis of future developments for many of its existing and future end users. In view of customer driven demands for various other unique features for the existing professional range, Management now estimates that this product will be released to distributors in early 2002. However, a web browser "view only" product, "i200," is expected to be released before the end of the Current Fiscal Year. Management believes this technology will place INVU in direct competition with the world's most established document management solutions providers, but at a significantly lower price level.

         As previously reported, development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second fiscal quarter of the Current Fiscal Year. Further work has been undertaken during the current quarter. This development allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. After "beta" trials are concluded, Management expects to launch this product during the fourth fiscal quarter of the Current Fiscal Year.

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

          INVU's development team has produced a prototype module, which allows speech files to be stored within the INVU central database. As with all records stored within INVU, these can be attached to other corresponding files. Using advanced compression techniques, this application is capable of storing 2,800 hours of recorded sound on a standard 40 gigabyte hard disk. With the addition of a "raid card" attached to a 10 disk storage system, end users can obtain 28,000 hours of storage space for approximately $2,000. Management believes this application may appeal to many different users. For instance, hospitals may have a need for such an application in connection with patient records, lawyers and police may use the application to record oral statements and call centers may use it to record conversations. This product now joins the Company's growing portfolio of modules and enhancements ready for release in the fourth fiscal quarter of the Current Fiscal Year.

         During the quarter ended October 31, 2001, sales orders received were $472,997, which represents an increase of 20% over the previous quarter. However, an additional $111,325 has been deferred in accordance with management's position on revenue recognition.

         In view of the Company's improving financial position, Management continues to review its resource requirements for the remainder of the Current Fiscal Year and the following fiscal year. Management recognizes that additional sales and technical staff will be required in order to fulfill the Company's ambitious product development and sales plans. With the expectation that funding will be available, both of these personnel issues will be addressed with the engagement of additional technical staff and sales staff.

         Results of Operations

         The following is a discussion of the results of operations for the nine months ended October 31, 2001, compared with the nine months ended October 31, 2000, with further comparison between the three months ended October 31, 2001 and the three months ended October 31, 2000, together with changes in financial condition during the nine month period ended October 31, 2001.

         Total revenues increased by $141,148, or 64%, from $220,524 for the three months ended October 31, 2000 to $361,672 for the three months ended October 31, 2001, and by $781,984, or 284%, from $274,843 for the nine months ended October 31, 2000 to $1,056,827 for the nine months ended October 31, 2001. This reflects the Company's continued expansion of its customer base.

         The net loss for the three months ended October 31, 2001 was $413,187, which is 27% less than the net loss for the corresponding period in fiscal year 2000 of $563,254, mainly due to increased sales of $141,148. The net loss for the nine months ended October 31, 2001 was $973,246, a reduction of $624,564, or 39%, from the corresponding period in fiscal year 2000 of $1,597,810, mainly due to increased sales of $781,984.

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and despatch of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs as a percentage of total revenues were 16% and 15%, respectively, during the three and nine months ended October 31, 2001 compared to 19% and 24%, respectively, during the same periods in fiscal year 2000. Production costs increased $15,859, or 37%, and $93,499, or 143%, respectively, during the three and nine months ended October 31, 2001 compared to the same periods in fiscal year 2000. The dollar increases mirror the increases in sales and the decreases in the percentages of total sales reflect the fall in production costs per unit due to economies of scale, mass production techniques and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs decreased $103,977, or 36%, during the three months ended
October 31, 2001 and decreased $154,277, or 22%, during the nine months ended October 31, 2001 compared to the same periods in fiscal year 2000. Selling and distribution costs as a percentage of total revenues were 51% and 50%, respectively, during the three and nine months ended October 31, 2001 compared to 131% and 250%, respectively, during the same periods in fiscal year 2000. The decreases over the comparable three and nine month periods were due to the Company's sales growth in 2001 and re-focussed marketing to the SME sector in 2001 rather than to retail markets in fiscal year 2000.

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility and the subsequent general release to customers have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased $53,877, or 59%, and $161,164, or 75%, respectively, during the three and nine months ended October 31, 2001 compared to the same periods in fiscal year 2000. Research and development costs as a percentage of total revenues were 40% and 35%, respectively, during the three and nine months ended October 31, 2001 compared to 41% and 78%, respectively, during the same periods in 2000. The increases over the comparable three and nine month periods reflected the Company's continued investment in its current and future products and the move from the development stage during 2001.

         Administrative costs include the personnel and other costs of the administration, human resources and finance departments, together with property expenses, amortization of intangibles and depreciation of tangible assets. These costs decreased $70,175, or 22%, during the three months ended October 31, 2001 and decreased $77,821, or 10%, during the nine months ended October 31, 2001, compared to the same periods in fiscal year 2000. Administrative costs as a percentage of total revenues were 67% and 68%, respectively, during the three and nine months ended October 31, 2001 compared to 142% and 291%, respectively, during the same periods in fiscal year 2000. The decreases over the comparable three and nine month periods were due to the Company's reduced requirement for external legal, accounting and consultancy services and the increase in revenues in those periods.

         During the three and nine months ended October 31, 2001, the Company incurred net interest expense of $144,010 and $241,479, respectively, compared to net interest expense of $48,513 and $106,624, respectively, during the corresponding periods in fiscal year 2000. These increases are entirely due to increased bank and loan facilities. Management expects these costs to fall as soon as additional investment funding is secured. Interest costs will also decrease when net revenues are adequate to generate net cash inflows.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $833,450 at October 31, 2001, an increase of $377,113 compared to $456,337 at January 31, 2001. Working capital was negative $4,378,618 as of October 31, 2001, compared with negative $2,256,025 as of January 31, 2001. These changes are mainly due to increases in accounts receivable and current maturities of long term obligations, together with decreases in short term facilities and accounts payable. The Company has obtained loan advances from Daniel Goldman (a non-executive director) and his related parties and from other entities totaling $1,500,000 and convertible loans of $459,000 from the same source during the nine month period ended October 31, 2001. Management believes that these amounts will either be repaid from the proceeds of future financings or converted into common stock of the Company before the end of the Current Fiscal Year, which, although it will significantly reduce the working capital deficit, will also dilute the holdings of the Company's current shareholders.

         Total assets of the Company were $1,245,846 at October 31, 2001, an increase of $477,564 compared to $768,282 at January 31, 2001. This is attributable to decreases in fixed assets of $32,860, an increase in current assets of $377,113, and an increase in intangible assets of $133,311, which represents the acquisition of the source code, intellectual property rights and customer database of the Easifile business from Peopledoc Limited.

         The total current liabilities of the Company increased by $2,499,706 from $2,712,362 at January 31, 2001 to $5,212,068 at October 31, 2001. The
change in current liabilities is due to decreases in accounts payable of $145,581 and short term credit facilities of $559,761 and increases in current maturities of long-term obligations of $2,980,614 and accrued liabilities of $224,434. This, together with the decrease in long-term obligations less current maturities, reflects the replacement of short-term credit facilities with short term unsecured loans and convertible loans from Daniel Goldman (a non-executive director) and his affiliates and other unrelated entities of $1,959,000 and the subsequent repayment of accounts payable. See "Financing Management Plan of Operation." Long-term obligations less current maturities were $908,544 at October 31, 2001 compared to $1,962,635 at January 31, 2001.

         Total stockholders' equity decreased by $968,051 during the nine month period ended October 31, 2001 from a deficit of $3,906,715 at January 31, 2001 to a deficit of $4,874,766 at October 31, 2001. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products as the Company has now moved to an operational stage.

         Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds and is engaged in or presently pursuing the following financing transactions.

         In February 2001, Vertical Investments Limited, an entity in which Daniel Goldman, a non-executive director of the Company, has an interest, lent the Company $1,000,000. Although initially granted with no stated maturity date or interest rate, this short term loan now bears an annual interest rate of 1.5% above the UK bank base rate and is due on December 17, 2001. Approximately $500,000 of the loan was used to reduce the amount owed by the Company under the short-term credit facility described below with the remaining $500,000 used for working capital.

         In May 2001, the Company received loan advances of $250,000 from Goldman Ventures Limited and $50,000 from Paysage Investments Limited, both companies in which Daniel Goldman, a non-executive director of the Company, has an interest. In July 2001, the Company received a further loan advance of $50,000 from Goldman Ventures Limited, a company in which Daniel Goldman, a non-executive director of the Company, has an interest. Also in July 2001, the Company received $84,000 from Pershing Nominees and $25,000 from Guernroy Limited. Each of these advances referenced in this paragraph were made by way of convertible loans at an interest rate per annum of 1.5% above the UK bank base rate. Each of the convertible loans has maturity date 24 months from date of issue, but principal and interest may be repaid at any time without penalty. The loans are convertible at the rate of $0.25 per share of Common Stock, and the investor may convert, having given 45 days notice, at any time during the 24 month period.

         A further short-term loan of $500,000 was made on September 25, 2001 by Goldman Ventures Limited, a company in which Daniel Goldman, a non-executive director of the Company, has an interest. This loan bears an annual interest rate of 12% per annum and is due on December 17, 2001.

         Management expects that the outstanding short term loans of $1,000,000 and $500,000 from the various Daniel Goldman associated entities will be satisfactorily restructured on December 17, 2001.

         In addition, the Company had a $ 1,163,440 short-term credit facility with an annual interest rate of 2.0% above UK bank base note with an English bank. The Company's bank had agreed to a temporary increase in the facility of $285,040, which was repaid on receipt of the $500,000 from Goldman Ventures Limited on September 25, 2001. On October 29, 2001, the Company agreed with its bankers to convert $872,580 of the principal amount of this short-term credit facility to a term loan facility. This facility will bear annual interest at the rate of 2% above UK bank base rate with repayments of principal of $72,715 per month from November 30, 2002 with the last currently scheduled payment to occur on October 31, 2003. Interest that the Company currently pays will be debited monthly from the Company's bank current account. The remaining short-term credit facility of $290,860 will bear annual interest at the rate of 2% above UK bank base rate and is due on September 30, 2002. Both of these credit facilities are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest. The amount drawn against the facility at October 31, 2001 was $1,123,214. Since October 31, 2001, the Company has received a $200,000 loan with no established interest rate or maturity date from a company in which Daniel Goldman, a non-executive director, has an interest.

         Management believes that the Company can secure sufficient financing to fund the operations for a period up to the point at which net sales revenues could sustain the Company's day to day operations. Management believes that, subject to this additional investment, break-even will be achieved in the first fiscal quarter of the next fiscal year ended January 31, 2003. Management's belief is based on the assumption that its revenue forecast for the fourth quarter of the Current Fiscal Year and the next fiscal year ended January 31, 2003 is met or exceeded and that the outstanding loans other than the bank facilities are converted into equity of the Company. To the extent that the loans are ultimately converted, the Company may be required to recognize an accounting charge equal to the amount by which the aggregate market value of the common stock into which the loan could be converted exceeds the value of the loan. There can, however, be no assurance that the above transaction will be consummated, that the Company will be able to achieve monthly break-even in the first fiscal quarter of the next fiscal year ended January 31, 2003, or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

         On August 9, 2001, GEM filed a Motion for Summary Judgment. The Company filed a Cross-Motion for Summary Judgment on August 27, 2001. Both motions were submitted and are presently being considered by the court.

Item 2.  Changes in Securities.

         The Company granted 17 of its employees, including a director and executive officer (as described below), options to purchase an aggregate of 1,036,365 shares of its common stock. Four employees were granted options pursuant to the Invu, Inc. Enterprise Management Share Option Agreement (Group
A) (the "Group A Agreement"). Under each Group A Agreement, 25% of the options vest and become exercisable each year provided that certain performance targets are met and the optionee remains an employee of the Company, subject to certain exceptions. If on the sixth anniversary of the date of grant, the performance targets have not been met and such optionee continues to remain an employee of the Company, subject to certain exceptions, the entire number of options shall vest and become exercisable. Options granted under the Group A Agreement are exercisable at an exercise price of $.50 per share. The remaining employees were granted options pursuant to the Invu, Inc. Enterprise Management Share Option Agreement (Group B) (the "Group B Agreement"). Under each Group B Agreement, the entire number of options vest on the third anniversary of the date of grant provided that certain performance goals are met and provided that the optionee continues to remain an employee of the Company, subject to certain exceptions. However, if an optionee has been employed by the Company for five years and terminates employment with the Company before the third anniversary of the date of grant, the option shall become immediately vested and exercisable on the date of termination despite the fact that performance goals have not been met. In addition, if the performance goals have not been met by the sixth anniversary of the date of grant, the entire option shall become vested and exercisable provided that the optionee continues to remain employed with the Company, subject to certain exceptions. Options granted under the Group B Agreement are also exercisable at an exercise price of $.50 per share. All options granted under the Group A Agreement and the Group B Agreement shall expire on the tenth anniversary of the date of grant. In the event of a change in control of the Company or a liquidation, both Group A and Group B Agreements provide for accelerated vesting of options.

         Jon Halestrap, the Company's Vice-President of Sales and a director, was granted options under the Group A Agreement to purchase 250,000 shares of common stock. John Agostini, the Company's Chief Financial Officer, was also granted options to purchase 250,000 shares of common stock under the Group A Agreement.

         The grant of the options was not registered under the Securities Act and such options are restricted securities under the Securities Act. In addition, except as set forth below, the issuance of the shares of the Company's common stock upon the exercise of the options will not be registered under the Securities Act and such shares will be restricted securities under the Securities Act subject to the restrictions on transfer set forth in Rule 144 thereunder. Except as set forth below, the share certificates issuable upon the exercise of the options will contain a legend with respect to the restrictions on transfer of such shares. The Company intends to file a registration statement on Form S-8 under the Securities Act with respect to options granted under either the Group A or Group B Agreements. If employees exercise their options after the effectiveness of such registration statement, the issuance of the shares of common stock upon exercise of the options will have been registered under the Securities Act.

         The grant of the options to the Company's employees was not a "sale" under the Securities Act, however, if the grant were considered a "sale," the options were, nonetheless, granted in reliance on the exemption set forth in
Section 4(2) of the Securities Act. The grants were made without any general solicitation or advertising, to a limited number of individuals, all Company employees who the Company believes were sophisticated investors and had access to all information concerning the Company needed to make an informed decision.

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     None

EXHIBITS


Exhibit
Number                                      Description of Exhibit


10.1 Overdraft Facility, dated October 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.2 Corporate Guarantee, dated October 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.3 Debenture, dated October 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.4 Overdraft Facility, dated October 29, 2001, by and between the Company and the Bank of Scotland.

10.5     Form of Invu, Inc. Enterprise  Management Share Option Agreement (Group
         A).

10.6     Form of Invu, Inc. Enterprise  Management Share Option Agreement (Group
         B).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           INVU, INC.
                                           (Issuer)


Date:    December 14, 2001                  By: /s/ David Morgan
                                               ---------------------------------
                                               David Morgan, President & Chief
                                               Executive Officer
                                               (Principal Executive Officer)


Date:     December 14, 2001                 By: /s/ John Agostini
                                               ---------------------------------
                                               John Agostini, Vice President-
                                               Chief Financial Officer &
                                               Secretary
                                               (Principal Financial Officer)

                                INDEX TO EXHIBITS

(a)  Exhibits

Exhibit
Number                       Description of Exhibit
------                       ----------------------


10.1 Overdraft Facility, dated October 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.2 Corporate Guarantee, dated October 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.3 Debenture, dated October 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000).

10.4 Overdraft Facility, dated October 29, 2001, by and between the Company and the Bank of Scotland.

10.5     Form of Invu, Inc. Enterprise  Management Share Option Agreement (Group
         A).

10.6     Form of Invu, Inc. Enterprise  Management Share Option Agreement (Group
         B).