Form 10KSB
period 2002-01-31
INVU INC
filed 2002-05-01
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2002

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number     000-22661
                      --------------------

                                   INVU, INC.
                 (Name of Small Business Issuer in Its Charter)

         Colorado                                           84-1135638
        --------                                            ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)

The Beren
Blisworth Hill Farm
Stoke Road
Blisworth Northamptonshire                                    NN7 3DB
---------------------------                                  ---------
United Kingdom                                               (Zip code)
------------------
(Address of Principal Executive Offices)
                               011 44 1604 859 893
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:
            Title of Each Class                      Name of Each Exchange
            -------------------                       on Which Registered
                                                      -------------------
                    NONE                                      N/A

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

State issuer's revenues for its most recent fiscal year:  $1,564,248

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 30, 2002, was approximately $1,235,827. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of April 30, 2002, there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format:  Yes            No     X
                                                    ---------     -------------



                                   INVU, Inc.

                                                                                                                Page

PART I      ......................................................................................................1
   Item 1.  Description of Business...............................................................................1
   Item 2.  Description of Properties.............................................................................9
   Item 3.  Legal Proceedings.....................................................................................9
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................10
PART II     .....................................................................................................10
   Item 5.  Market for Common Equity and Related Stockholder Matters.............................................10
   Item 6.  Management's Discussion and Analysis or Plan of Operations...........................................11
   Item 7.  Financial Statements.................................................................................14
PART III    .....................................................................................................14
   Item 9.  Directors, Executive Officers, Promoters and Control Persons.........................................14
   Item 10. Executive Compensation...............................................................................15
   Item 11. Security Ownership of Certain Beneficial Owners and Management.......................................18
   Item 12. Certain Relationships and Related Transactions.......................................................19
   Item 13. Exhibits and Reports on Form 8-K.....................................................................20
SIGNATURES  ....................................................................................................S-1
INDEX TO EXHIBITS...............................................................................................E-1
FINANCIAL STATEMENTS
            Report of Independent Certified Public Accountants..................................................F-3
            Consolidated Balance Sheets as of January 31, 2002 and 2001.........................................F-4
            Consolidated Statements of Operations for the year ended January 31, 2002 and January 31,  2001.....F-5
            Consolidated Statements of Deficit in Stockholders' Equity for the year ended January 31, 2002 and
            January 31, 2001....................................................................................F-6
            Consolidated Statements of Cash Flows for the year ended January 31, 2002 and January 31, 2001 .....F-7
            Notes to Consolidated Financial Statements..........................................................F-8


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

The Market and Market Strategy

         The Company develops, markets and sells fully scalable software (under the brand name of INVU) for the electronic management of all types of information and documents, such as forms, correspondence, literature, faxes, e-mail, technical drawings, electronic files and web pages. Management believes that the INVU software strongly adheres to the Company's brand values of ease of use, functionality and price performance.

         There has, in the recent past, been a significant increase in the volume of information available to organizations with the advent of inexpensive computing and the arrival of wide area networks (that provide a conduit to this information). There is also a significant amount of information (e.g. on-line databases, documents, graphics, audio, recordings and video) now available via the internet to organizations and individuals from sources around the world. Management believes that the proliferation and consequent accumulation of such information and accompanying documents over the years has created a problem for individuals and organizations because they now need to manage large and disparate sets of data created internally and arriving externally. For example, personal computers are now often sold with 60 Gigabyte hard disks, and these machines are rapidly becoming repositories for lost files and information. Management believes that this is a global problem that has resulted in an international market for document management technologies, which Management expects to grow significantly in the next five years. Information is now regarded as the key resource for organizations and individuals. Management believes that accessing and sharing information are two of the biggest challenges currently facing businesses. Management expects that those organizations that are able to harness and exploit information will derive a competitive advantage in their markets.

         By contrast, Management estimates that the availability of cost effective services that enable organizations to manage and control this mass of information has lagged behind the requirement for such services. Therefore, Management believes that the market for document management services has the potential for rapid growth in markets throughout the world. Further, the document management market is applicable to all information users, both organizations and individuals, and, therefore, while difficult to define, is broad in terms of potential in the estimate of Management.

         INVU serves the personal computer ("PC"), client server and mobile computing (internet) market segments and is, therefore, firmly placed in what Management believes are the three principal growth areas. Management believes that these market segments have previously been poorly served by complicated and expensive systems and that the Company's competitors generally fall into two categories:

         i. Large corporate suppliers that offer proprietary turnkey systems; or

         ii. Small niche suppliers addressing the needs of small highly specialized groups (e.g. lawyers or real estate agents).

         Management considers that INVU enjoys an advantage over most competing programs because INVU software can access a much larger share of the market; from single users, departmental users and company wide installations in any given market sector. Furthermore, the scalability and flexibility of an INVU solution allows the customer to maintain full control over the time and cost of the project, which in most cases is completed within a few days rather than months. Management believes this provides considerable potential for additional sales to existing customers. Once successfully installed with a departmental user, INVU encourages resellers to "roll out" the product to other departments within the same organization using the first installation as an internal reference site. INVU software can, therefore, solve specific operational problems within a short timeframe and with short payback periods and then become the "solution of choice" throughout an organization.

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company continues to increase its number of third party value added resellers. Management considers both branding and product positioning fundamental to attaining the market share required to profitably achieve its objective of being a leading supplier of information and document management software.

         For its professional range of products, which include INVU Series 100, Series 200, Series 250, i200 and CodeFree Integration, the Company continues to target its sales and marketing efforts on several easily identifiable mature market channels. These channels include software distributors and resellers who market to small and medium size enterprises as well as departmental users in major organizations, strategic alliances with hardware manufacturers and distributors, and direct sales to major institutions and organizations. The majority of the Company's development and marketing resources are now directed at these fast growing and higher margin markets.

         In November  1999,  Management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the UK. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. Having now recruited 109 resellers, the Company continues to monitor all existing resellers to ensure that they meet the stringent INVU accreditation requirements. The Company continues its aggressive VAR recruitment campaign, and Management expects to recruit a further 48 VARs by January 31, 2003.

         Typically  in a VAR  based  route  to  market,  sales  success  can  be inconsistent. However, the INVU sales management team has implemented an intensive marketing and sales support program with its resellers, including sales and technical training, joint seminars, direct mail and joint telephone marketing campaigns. The success of this ongoing program has provided many of the recruited resellers with a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. Many newly recruited resellers are taking sales orders within two weeks of accreditation. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a rapidly increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this reflects the Company's brand values of ease of use, high quality and price performance.

         Together with the steady increase in adoption of the INVU range by companies in the small/medium enterprise market, Management is encouraged by the continuing level of interest from large organizations with orders being received from, amongst others, Universal Music Group, States of Jersey Police, Mansell Construction (a large UK construction company), River Island, Millfield Partnership Limited (a large firm of financial advisors), Samsung, Kawasaki, Gerrard Private Bank, Close Bank, Greater Glasgow Primary Healthcare Trust, Spirax Sarco, and Spar. Most of these organizations have also provided repeat orders for INVU software.

         The Company has also  progressed  further  with regard to two  Original
Equipment Manufacture (OEM) opportunities with Xerox and Epson UK. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (software development kits), the Company has now developed software that provides seamless integration with the Xerox Document Centre Range, of which 55,000 machines are currently in use in the UK. INVU has undertaken sales training of key Xerox sales personnel and joint sales initiatives are now underway. The INVU enhanced Document Centre has been branded "VU Centre". Epson UK and INVU have agreed to a joint marketing strategy, whereby Epson UK, with the assistance of INVU personnel, has introduced the INVU product line to its resellers at formal events and roadshows.

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and Marketing) has given INVU an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities. Management believes that the increased experience in the document management sector of its sales team and resellers together with their proven ability to develop and grow sales revenue continues to be the key factors in the rapid development of the Company. Most current resellers have now attended the INVU bespoke sales training course, which has proved extremely successful in terms of lead generation and conversion. Management expects continued sales growth during the fiscal year ended January 31, 2003 (the "Current Fiscal Year") and beyond.

         The Company believes its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors. The international market for document technologies is forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM Report: State of the Document Technologies Market 1997-2003 prepared by the Gartner Group and Management believes that it has the ability to be a major provider of information management to businesses world-wide. Management considers that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows.

The Product

         INVU's business is the development and sale of document and information management software programs that operate on stand-alone PCs, networked PCs and client server systems and allow documents of any size and format, from correspondence and faxes to technical drawings and electronic files, to be stored on to computer memory and retrieved instantly. In order to store such information, INVU software also scans paper and creates files and imports documents. The software also provides a mechanism to manage and retrieve the imported and filed information. Although INVU software has many layers of sophistication, Management believes it is comparatively simple to use and inexpensive.

         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released to distributors in May 2000, version 5.1.1 was released to distributors in March 2001 and the latest version, 5.1.2, was released in October 2001. Beta copies of Version 5.2 were released to several end users in quarter four of the last fiscal year and the full product release is scheduled at the beginning of the second fiscal quarter of the Current Fiscal Year. Each subsequent version has built upon the original premise of ease of use, high quality and price performance. Enhancements have been incorporated in the light of customer feedback and technical advances achieved by the Company's development team.

         Version 5.2 will contain the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM and AdobeTM file types and scanned images. This functionality will automatically allow a user to keyword search all existing documents in the system. This release will also contain a Microsoft Office Add-In, which allows integration with Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It will also allow users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" is also planned for release alongside Version 5.2. The "Sequential Workflow Module" allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module will be a generic adaptation of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module to be released is designed to be customer friendly and easy to use. This will be a separate 5.2 Module, which, when integrated with Version 5.2, will be sold as INVU Series 250, and charged accordingly.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application, or an image of an x-ray can be retrieved directly from a patient records application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. During the year ended January 31, 2002, sales of the "codefree" module have increased significantly, with one in three installations employing this technology. Management expects this trend to continue throughout the Current Fiscal Year and beyond.

         INVU i200 (formerly codenamed Series 2000 or INVU WEBFAST) allows global access to retrieve, view, edit, and file information via the web. This product was also released in Beta format to several end users in quarter four of the last fiscal year and the full product release is scheduled for May 2002. Management believes that this product will form the basis of future developments for many of its existing and future end users. In the opinion of Management, this technology will place INVU in direct competition with the world's most established document and content management solutions providers, but at a significantly lower price level.

         Development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second quarter of the fiscal year ended January 31, 2002 and further development has taken place. This technology allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. After "beta" trials are concluded, Management expects to launch this product during the second fiscal quarter of the Current Fiscal Year. Full text retrieval technology is already available within the latest release of Series 200 and Series 250.

         Research and development costs for the fiscal year ended January 31, 2002 were $381,135 compared with research and development costs of $313,587 for the fiscal year ended January 31, 2001. Research and development costs for both of the Company's last two fiscal years have been written off as incurred and none of these sums have been borne directly by customers.

         In summary, the Company currently has five products. Each product addresses different market segments, which include (1) the small office/home office market, or "SOHO" and (2) the small/medium enterprise market, or "SME,"
(3) the internet and (4) large enterprises.



                Product                               Description                              Market
---------------------------------------- -------------------------------------- --------------------------------------

INVU Series 100                          Single-user information and document   SOHO/SME
                                         management
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 200                          multi-user information and document    SME/Large Enterprise
                                         management system
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 250                          multi-user information and document    SME/Large Enterprise
                                         management system with sequential
                                         workflow module
---------------------------------------- -------------------------------------- --------------------------------------
INVU i200                                Multi-user global access to            SME/Large Enterprise/Internet
                                         retrieve, view, edit, and file
                                         information via the web
---------------------------------------- -------------------------------------- --------------------------------------
INVU Codefree Integration                Fast track integration to "document    SME/Large Enterprise
                                         enable" existing applications
---------------------------------------- -------------------------------------- --------------------------------------

Competition

         The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition, in the larger corporate market, from a number of public and private companies such as Altris Software, Inc., Key File Inc., FileNet Corporation, PC Docs and Caere Corporation. Virtually all of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of consolidation in the software industry.

         The Company sells through a number of systems consulting and systems integration firms for implementation and other customer support services, as well as for recommendation of its products to potential purchasers. Although the Company seeks to maintain close relationships with these service providers, some of these third parties have similar, and often more established, relationships with the Company's potential competitors. If the Company is unable to develop and retain effective, long-term relationships with these third parties, the Company's competitive position would be materially and adversely affected. Further, there can be no assurance that these third parties will not market software products in competition with the Company in the future or will not otherwise reduce or discontinue their relationship with, or support of, the Company and its products.

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

Major Contracts

         The  Company  has  also  entered  into  approximately  109  "Accredited
Reseller   Agreements"   whereby   resellers  are   authorized  to  provide  the
professional range of products to end users.

         On September 18, 2000, INVU Services entered into an Consulting Services Agreement with Centura Software Limited in connection with the phased delivery of a bespoke information management software solution provided by INVU Services for Universal Music Group. This agreement has now been completed. However, Management has secured and completed further significant phased agreements with Universal Music Group during the last fiscal year and anticipates further significant phased assignments over the next 12 months as it becomes the solution of choice within key elements of that business.

         The Company has also  progressed  further  with regard to two  Original
Equipment Manufacture (OEM) opportunities with Xerox and Epson UK. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (standard development kits), the Company has now developed software that provides seamless integration with the Xerox Document Centre Range, of which 55,000 machines are currently in use in the UK. INVU has undertaken sales training of key Xerox sales personnel and joint sales initiatives are now underway. The INVU enhanced Document Centre has been branded "VU Centre". Epson UK and INVU have agreed to a joint marketing strategy, whereby Epson UK, with the assistance of INVU personnel, has introduced the INVU product line to its resellers at formal events and roadshows.

         On December 21, 2001, INVU Services Limited entered into an agreement with Gupta Technologies, LLC ("Gupta") relating to the reproduction and distribution of 150,000 Gupta SQLBase database licenses for incorporation in the INVU software. Payments for the licenses, which total $628,399 in the aggregate, are to be made by Invu Services quarterly until September 15, 2004. However; if scheduled payments have been made, in June 2003 Invu Services may elect to terminate the agreement. If Invu Services elects early termination, it will at that time have received 75,000 licenses and paid approximately $314,199.

Employees

         As of April 30, 2002, the Company had 19 employees, all of whom were full-time, and a further five people who are part-time or serve as consultants.

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

         The Company claims a trademark on all of its products under common law by using the "TM" symbol. The duration of such trademarks under United Kingdom common law is the length of time the Company continues to use them. Following unsuccessful opposition by two dissenting companies, The Company's "INVU" trademark was registered in the United Kingdom as of December 24, 1997 for an initial period of ten years.

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

The Subsequent Financing Transaction

         In an agreement, effective December 27, 2001 (the "Financing Agreement"), the Company restructured several of the short-term loans made to the Company or its affiliates by Vertical Investments Limited, an entity controlled by Daniel Goldman, a non-executive director. The restructured loans include (1) a $1,000,000 loan made in February 2001 at an interest rate of 1.5% above the UK bank base rate and due on December 17, 2001 (the "February Loan"),
(2) loans made in May 2001 for $250,000 and a loan made in July 2001 for $50,000, all bearing interest at 1.5% above the UK bank base rate, convertible at any time at the rate of $0.25 per share of Common Stock and due 24 months from the date of issue (the "Summer Loans"); (3) a $500,000 loan made in September 2001 bearing an annual interest rate of 12% per annum and due on December 17, 2001 (the "September Loan") and (4) loans made in December 2001 for $200,000 and $75,000 (the "December Loans"). The Company and its subsidiaries also issued a debenture in favor of Vertical Investment Limited in October 2001 (the "Debenture"), under which the Company pledged all of its assets, including intellectual property rights, to Vertical Investments Limited. The Debenture secures all of the above listed loans and is subordinate to a prior debenture granted to the Bank of Scotland.

         Under the Financing Agreement, the February Loan was restructured as follows: (1) the maturity date was extended until August 26, 2005, (2) the interest rate was increased to 7% per annum effective from February 26, 2001,
(3) at any time from May 1, 2002 until August 26, 2005, the holder of the loan may demand repayment of the entire loan or any part thereof at any time after three days notice to the Company, and (4) if the Company does not timely repay such amounts after having received notice, the holder may convert the unpaid amount into shares of the Company's Common Stock at a conversion price of $0.2175 per share or convert the unpaid amount into shares of the Company's subsidiaries at the equivalent per share conversion price.

         The Summer Loans were restructured to allow at any time from May 1, 2002 until July 2, 2003 the holder to convert any loan amounts into shares of the Company or any of the Company's subsidiaries following three days notice to the Company at a conversion price of $0.25 per share for shares of the Company's Common Stock or the equivalent per share conversion price for the Company's subsidiaries. The remaining terms were unchanged.

         The September Loan was restructured as follows: (1) the maturity date was extended until June 17, 2005, (2) at any time from May 1, 2002 until June 17, 2005, the holder of the loan may demand repayment of $475,000 of the loan or any part thereof at any time after three days notice to the Company (the remaining $25,000 is due at maturity), (3) provisions for the accruement of additional interest on unpaid or late repayments were eliminated, and (4) if the Company does not timely repay such amounts after having received notice, the holder may convert the unpaid amount into shares of the Company's Common Stock at a conversion price of $0.13 per share or convert the unpaid amount into shares of the Company's subsidiaries at the equivalent per share conversion price.

         The December Loans were restructured as follows: (1) the interest rate was set at 12% per annum effective from the issuance dates of such loans and (2) at any time from May 1, 2002 until May 1, 2005, the holder of the loan may convert the loan amount or any portion thereof after three days notice to the Company into shares of the Company's Common Stock at a conversion price of $0.13 per share or convert the unpaid amount into shares of the Company's subsidiaries at the equivalent per share conversion price.

         Under the Financing Agreement, the Company was granted until February 28, 2002, the right to request further loans up to a maximum of $275,000, bearing interest at 12% per annum and due on May 1, 2005. At any time from May 1, 2002 until May 1, 2005, the holder may convert, after three days notice to the Company, the unpaid amount into shares of the Company's Common Stock at a conversion price of $0.13 per share or convert the unpaid amount into shares of the Company's subsidiaries at the equivalent per share conversion price. The Company requested a loan in the amount of $275,000 during February 2002.

         The Company additionally granted Vertical Investments Limited two options on shares of its Common Stock. The first option is an option for 2,700,000 shares of the Company's Common Stock that may be exercised at any time from March 1, 2002 after three days notice and for any number of shares of Common Stock up to 2,700,000 at an exercise price of $0.25 until March 1, 2006. The second option is an option for 450,000 shares of the Company's Common Stock that may be exercised at any time from March 1, 2002 after three days notice and for any number of shares of Common Stock up to 450,000 at an exercise price of $0.875 until March 1, 2006.


Item 2.  Description of Properties

         The Company moved into new executive offices on March 19, 2000. These new premises are located in Blisworth, Northamptonshire, England. The Company leases 3,600 square feet of space in a facility as a tenant. The term of the lease is through January 1, 2003 although the Company has the right to terminate the lease at any time after December 31, 2001 provided that six months notice is given. The monthly rent is currently approximately $5,000.

Item 3.  Legal Proceedings

         As reflected in the Company's 10-KSB for the fiscal year ended January 31, 2001, a complaint was filed against the Company on February 23, 2001, in the United States District Court for the Southern District of New York on behalf of GEM Advisors, Inc. ("GEM") seeking money damages in the amount of $100,000 together with interest from September 21, 2000, costs, disbursement and attorneys' fees. The complaint relates to a $100,000 demand promissory note (the "Note") dated May 1, 2000 and payable to the order of GEM. The Note bears interest at a rate of 3% per annum and if payment is not made upon demand, the rate increases to 15% per annum from the date of demand through and including the date of payment. GEM was entitled to convert the unpaid balance and interest into shares of the Company's Common Stock if payment was not made on demand. Demand on the Note was made by GEM on September 21, 2000 and GEM sent the Company a conversion notice on December 18, 2000 electing to convert the Note into 179,643 shares of the Company's Common Stock. The Note was subsequently converted and a share certificate was delivered to GEM, which GEM returned to the Company contending that the timeliness of the delivery of the share certificate violated the terms of related Note agreements. GEM's complaint pleads claims for judgment on the Note (First Cause of Action), money had and received (Second Cause of Action), money lent (Third Cause of Action), attorneys' fees (Fourth Cause of Action), and unjust enrichment (Fifth Cause of Action).

         In response, the Company filed an answer on or about April 16, 2001, denying that any amounts are owing under the Note, and denying liability under GEM's remaining causes of action. It is the Company's position that GEM made a binding election to convert unpaid amounts due under the Note into shares of the Company's Common Stock, and that the Company's tender of the share certificate to GEM, and GEM's acceptance and retention of the share certificate, fully satisfied the Company's obligations under the Note and discharged the Company from any further liability under the Note.

         On August 9, 2001, GEM filed a Motion for Summary Judgment. The Company filed a Cross-Motion for Summary Judgment on August 27, 2001.

         On March 26, 2002, the Court issued an Opinion and Order denying GEM's motion for summary judgment, and granting the Company partial summary judgment on its cross-motion dismissing the Second, Third and Fifth Causes of Action in the complaint. The Court granted the Company's motion to dismiss the First Cause of Action insofar as it stated a cause of action to recover under the Note, but sustained an unpled claim for breach of contract based upon the Company's alleged failure to timely deliver the share certificate. The Court also refused to dismiss the Fourth Cause of Action for attorneys' fees at this time.

         The Court issued an Order dated March 27, 2002, setting an April 26, 2002 deadline for submitting a joint pretrial order, and a May 3, 2002 ready date for trial. The latter order was amended to allow the parties until May 3, 2002 to file a joint pretrial order.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending January 31, 2001 and January 31, 2002 and for the quarter ending April 30, 2002. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                            HIGH              LOW
         Fiscal 2001
         1st Quarter                       $6.9375           $2.75
         2nd Quarter                       $3.875            $1.125
         3rd Quarter                       $1.625            $1.125
         4th Quarter                       $1.5312           $0.4688


         Fiscal 2002
         1st Quarter                       $0.875            $0.25
         2nd Quarter                       $0.30             $0.17
         3rd Quarter                       $0.27             $0.11
         4th Quarter                       $0.27             $0.10

         Fiscal 2003 (Feb 1 to Apr 18)
         1st Quarter                       $0.17             $0.09


         As of April 19, 2002, there were approximately 141 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

         Since the Company's 10-QSB for the quarter ended October 31, 2001, the Company restructured its loans with the Goldman affiliated entities allowing for such entities to convert the loans into shares of the Company's Common Stock at conversion prices ranging from $0.13 per share to $0.25 per share at the times described under "Item 1. Description of Business - The Subsequent Financing Transaction." The Company also granted Daniel Goldman the right to acquire, until March 1, 2006, 2,700,000 shares of the Company's Common Stock at an exercise price of $0.25 and 450,000 shares of the Company's Common Stock at an exercise price of $0.875 (together, the "Options"). The issuance of the loans and the Options were not, and the issuance of the shares of Common Stock on conversion of the loans and shares of Common Stock on exercise of the Options will not be, registered under the Securities Act but instead were and will be issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. The transactions were privately negotiated transactions without any general solicitation or advertising. The Goldman affiliated entities are "sophisticated investors" within the meaning of the Securities Act and have access to all information concerning the Company needed to make an informed decision with respect to the transactions. In particular, Daniel Goldman is a non-executive director of the Company.

         The certificates evidencing the Conversion Shares will bear a legend reflecting that the Conversion Shares are subject to the restriction on transfer under the Securities Act, including Rule 144 promulagated thereunder.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act, and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective", "will" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-KSB prove not to be accurate; 2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns;
4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of Management's attention among several acquired businesses) without substantial costs, delays, or other problems; 10) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; 11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and 12) litigation expenses and any potential damage awards against the Company in connection with litigation. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

         The Company develops, markets and sells fully scalable software (under the brand name of INVU) for the electronic management of all types of information and documents, such as forms, correspondence, literature, faxes, e-mail, technical drawings, electronic files and web pages. Management believes that the INVU software strongly adheres to the Company's brand values of ease of use, functionality and price performance by being simple to install and use, intuitive and cost effective, yet powerful.

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company continues to recruit more third party value added resellers.

Management considers both branding and product positioning fundamental to attaining the market share required to profitably achieve its objective of being a leading supplier of information and document management software.

Results of Operations

         The following is a discussion of the results of operations for the year ended January 31, 2002, compared with the year ended January 31, 2001, and changes in financial condition during the year ended January 31, 2002.

         Net sales for fiscal year ended January 31, 2002 were $1,564,248, which compares to $502,218 sales for the fiscal year ended January 31, 2001. The dramatic increase in the level of sales reflects the Company's investment in sales personnel, and marketing which has facilitated the recruitment of a significant number of high quality value added resellers. It is also a reflection of the Company's growing reputation for high quality, easy to use and cost effective software. The net loss in the fiscal year ended January 31, 2002 was ($1,275,630), which is $836,779 less than the net loss in the year ended January 31, 2001 of ($2,112,409). The net loss for the fiscal year ended January 31, 2002 was due to: increased production, research and development, and administrative expenses (including expenses incurred in complying with U.S. securities laws and other expenses relating to public company requirements) to a total of $2,484,988, which reflected the Company's investment in product development, marketing support, and administrative infrastructure. The loss reflects the establishment of a technical, marketing and administrative infrastructure that will support the significantly higher sales revenues anticipated by Management as the Company continues to achieve greater market share. The Company only concluded its development stage at the end of the second fiscal quarter for the year ended January 31, 2002 and its attention and resources have been particularly diverted towards sales and marketing, technical support, product development and administrative collateral. The sales team, which includes field sales and sales support, has effectively grown in size by 40%, and the technical support department has grown by the equivalent amount. Despite the release of the professional range in the fiscal year ended January 31, 2001, the Company has further expanded its development base to consolidate and enhance its technology even further. However, as previously predicted by Management, overall operating expenses have been relatively stable with an increase of only $35,460 from $2,449,528 in the fiscal year ended January 31, 2001 to $2,484,988 in the fiscal year ended January 31, 2002. Management believes it can continue to exert similar control over operating expenses during the Current Fiscal Year.

         In the fiscal year ended January 31, 2002 , the Company incurred net interest expense of $354,890 compared with net interest expense of $165,099 for fiscal year ended January 31, 2001. This increase in interest expense was due to the increased bank and loan interest in the fiscal year ended January 31, 2002 due to increased bank loan borrowings, and interest associated with the Second Financing Transaction and subsequent debt based financing obtained during the year. See "Item 1. Description of Business - First Financing Transaction and
Second Financing Transaction" and "The Subsequent Financing Transaction." In view of the increase in debt finance during the fiscal year ended January 31, 2002, Management would expect an increase in interest expense. However, Management expects the second financing transaction to be converted into equity in August 2002 and also believes that some of the remaining debt finance may be converted into equity during the next fiscal year.

         The tax rates for the years 2002 and 2001 are zero due to a net loss in each period.

         The total current assets of the Company were $1,120,602 at January 31, 2002, an increase of $664,265, compared to $456,337 at January 31, 2001. Working capital was negative $3,434,581 as of January 31, 2002, compared with negative $2,256,025 as of January 31, 2001. These changes are due to the increases in current maturities of long-term obligations, accrued liabilities and deferred revenue and decreases in short-term credit facilities and accounts payable. $1,000,000 of current maturities of long-term obligations may be converted into common stock in August 2002. The significant increase in business activities has resulted in significant increases in accounts receivable whilst at the same time accounts payable have been slightly reduced.

         Total assets of the Company were $1,531,309 at January 31, 2002, an increase of $763,027, compared to $768,282 at January 31, 2001. The difference is mainly attributable to increases in accounts receivable and stock and the purchase of EasiFile, which is reflected in intangible assets.

         The total current liabilities of the Company increased by $1,842,821 from $2,712,362 at January 31, 2001 to $4,555,183 at January 31, 2002. Long term liabilities were $2,093,740 at January 31, 2002 compared to $1,962,635 at January 31, 2001. The increase in current liabilities is primarily attributable to the increase in current maturities of long-term obligations, which represents debt capital raised to finance the development of the products and the infrastructure of the business. The accrued interest of such debt finance has also increased accrued liabilities. Deferred revenue has been separately disclosed this year and has increased by $154,899 from $61,949 at January 31, 2001 to $216,848 at January 31, 2002. The Company has a commitment to purchase a minimum of 75,000 database licenses from Gupta Technologies LLC for approximately $315,000 by June 2003. Management decided to buy this quantity of licenses in order to take advantage of bulk discounts, which decreased the price per license from the previously charged price of $28.69 to $4.20. See "Item 1. Description of Business - Major Contracts".

         Total stockholders' equity decreased by $1,210,899 during the year ended January 31, 2002 from deficit $3,906,715 at January 31, 2001 to a deficit of $5,117,614 at January 31, 2002 as a result of the net loss for the year. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions now that its development stage has ended and its operational stage has commenced.

Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds to enable the business to fulfill its potential and is engaged in or presently pursuing the following financing transactions.

         The Company has a $282,660 short-term credit facility with an annual interest rate currently of 6% with an English bank. The amount drawn against the facility at January 31, 2002 was $276,203. This facility is due for review on September 30, 2002. The Company believes that at such maturity date the facility will be extended. The Company's bank also provided a further credit facility of $847,980 in October 2001 by way of notes payable with monthly repayments of $70,665 commencing in November 2002 until October 2003. This facility currently bears interest at the rate of 6% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest.

         In February 2001, Vertical Investments Limited, an entity controlled by Daniel Goldman, a non-executive director of the Company, lent the Company $1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000 in December
2001 and $275,000 in February 2002. See "Item 1. Description of Business - The First Financing Transaction, The Second Financing Transaction and The Subsequent Financing Transaction."

         In May 2001, the Company received $50,000 from Paysage Investments Limited and in June 2001, the Company received $84,000 from Pershing Nominees and $25,000 from Guernroy Limited. Each of these advances referenced in this paragraph were made by way of convertible loans at an interest rate per annum of 1.5% above the UK bank base rate. Each of the convertible loans has maturity date 24 months from date of issue, but principal and interest may be repaid at any time without penalty. The loans are convertible at the rate of $0.25 per share of Common Stock, and the investor may convert, having given 45 days notice, at any time during the 24 month period.

         The Loan Stock Instruments described in Item 1 under The Second Financing Transaction, if not converted into shares of the Company's Common Stock and provided that 30 days notice has been given, may be called by the Company or the Investors may demand that the Company redeem the Loan Stock
Instruments in August 2002. The Company anticipates that the Loan Stock Instruments will be converted.

         As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources. Assuming that the Loan Stock Instruments are converted, management anticipates that a further requirement of $1,000,000 would be necessary to achieve the break even position and meet all outstanding obligations. Management estimates the financing it is seeking, if consummated, would fulfill the Company's working capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate it's growth both organically and through acquisition. There can, however, be no assurance that the above transaction will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note C of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

Item 7.  Financial Statements

         The Financial Statements of the Company appear at pages F-1 to F-9.

                                    PART III

 Item 9.  Directors, Executive Officers, Promoters and Control Persons

         The Board of Directors currently consists of five (5) persons, David Morgan, Jon Halestrap, John Agostini, Daniel Goldman and Tom Maxfield. The following table sets forth information about all directors and executive officers of the Company and all persons nominated or chosen to become such.


 NAME                                     AGE                OFFICE                               YEAR
 -----                                    ---                ------                              ELECTED
                                                                                                 -------

 David Morgan                              41       President, Chief Executive Officer, and        1998
                                                    Chairman of the Board of Directors

 Jon Halestrap                             42       Director, VP Sales and Marketing               2000

 John Agostini                             43       Director, Chief Finance Officer and Secretary  1999

 Daniel Goldman                            32       Non-Executive Director                         1999

 Thomas Maxfield                           53       Non-Executive Director                         1999



         David Morgan (Chief Executive Officer) - Mr. Morgan is 41 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK computer software reseller. From 1997 to the present, he has been a director of and the Chief Executive Officer of INVU Plc. Since the Share Exchange on August 31, 1998, he has been Chairman and Chief Executive Officer of the Company.

         Jon Halestrap (VP Sales and Marketing) - Mr. Halestrap is 42 years old and graduated from Coventry Polytechnic in 1984 with a degree in Production Engineering. From 1995 to 1996, he was Group Sales Director of Orchid Ltd, a UK computer software reseller. Between November 1996 and May 1999, he was Channel Director for Bentley Systems Limited, a leading supplier of Micro CAD systems in the world. From June 1999 to July 2000, Mr. Halestrap was Northern European Business Development Manager for Motiva Limited, a global information management solutions company. Mr. Halestrap joined INVU on July 10, 2000 as Vice President of Sales and Marketing and serves as a director of the Company.

         John Agostini (Chief Finance Officer) - Mr. Agostini is 43 years old and qualified as a chartered accountant with Grant Thornton in 1984. Since 1986 he has worked for various companies within the printing, construction, and electronics industries, typically as a Finance/Commercial Director. From December 1993 to October 1996, he held the position of Director of Finance and Operations of Bizeq Limited, a security alarms distributor. From November 1996 to April 1997, Mr. Agostini served as European Financial Controller for Sunbeam Europe Limited, a domestic appliance distributor. From April 1997 to February 1999, he served as Finance and Operations Director of the performance textiles division of Porvair Plc. Mr. Agostini joined INVU in February 1999 as Chief Finance Officer, director and Secretary.

         Daniel Goldman (Non-Executive Director) - Mr. Goldman is 32 years old, and works with emerging technology companies raising private equity finance and also provides corporate finance advice. He has worked with a number of companies in the fields of software and the internet, smart card technology, medical devices and other areas of patented technology as a consultant. From January 1997 until June 1997, Mr. Goldman worked with Elderstreet Corporate Finance Ltd., a venture capital fund specializing in the high-tech sector. From July 1997 through April 1998, Mr. Goldman worked with Alberdale & Co., a venture capital fund specializing in the high-tech and healthcare sectors. From April 1998 until June 1999, he served as a Corporate Finance Executive with Shore Capital Group Plc, an investment bank specializing in corporate finance. Mr Goldman is the chairman of Goldman Investments, a provider of strategic advice and investment banking services and is currently a non-executive director for a number of technology companies. These include Boomerang Software Inc., an internet software publishing company based in Boston. Mr. Goldman joined the Board of INVU Inc. on May 13, 1999.

         Thomas Maxfield (Non-Executive Director) - Mr. Maxfield is 53 years old. He has a B.A. honors degree in modern languages. Between 1984 and 1997 he was a main board director of The Sage Group plc, a supplier of PC accounting software. His responsibilities included the development of a national reseller network, creating and maintaining telesales and field sales operations, and the creation of the company's retail sales channel. From 1997 to the present, Mr. Maxfield has served as a director of Seaham Hall Limited, a property development company. Mr Maxfield joined the Board of INVU Inc. on May 13, 1999.

         The Company is not aware of any "family relationships" among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

         The Company believes that, during the last fiscal year, the following forms required to be filed under Section 16(a) were not filed or were not timely filed: (i) Forms 5 for David Andrews, a non-executive director of the Company who resigned in April 2002, and Daniel Goldman related to stock options grants exercisable for 30,000 and 150,000 shares of the Company's Common Stock, respectively, (ii) Forms 4 for Montague, related to two transfers of Company Common Stock in the aggregate amount of 1,170,000, (iii) Forms 4 for the Montague beneficiaries, including Peter Fraser, David Morgan and Jon Halestrap, who may have been required to jointly file Forms 4 along with Montague as described in (ii) above and (v) Forms 5 regarding the above described failure to file Forms 4.



 Item 10.  Executive Compensation

         The following tables set forth the compensation paid by the Company to its Executive Officers during the fiscal year ended January 31, 2002. No other executive officer earned in excess of $100,000.



                                                           Annual Compensation           Long Term Compensation
                                                           -------------------           ----------------------
                                                                                      Securities
        Name/Principal                                                                Underlying      Other Annual
          Position                     Year                Salary          Bonus       Options        Compensation
          ---------                    ----                ------          -----       -------        ------------

David Morgan/Chief Executive            2002              $132,710          --        400,000(4)       $28,143(3)
Officer                                 2001              $100,937          --            --           $29,046(3)
                                        2000              $ 97,964          --            --           $22,279(1)


John Agostini/Chief Financial           2002              $ 92,359       $ 8,608      250,000(4)       $19,288(1)
Officer                                 2001              $ 93,750       $ 3,750      100,000(2)       $19,536(1)
                                        2000              $ 86,312          --            --           $18,339(1)


Jon Halestrap/VP Sales and              2002              $ 89,669       $31,085      250,000(4)       $14,232(1)
Marketing                               2001              $ 73,482          --            --           $ 8,004(1)(5)


(1)Other Annual Compensation consists of the use of a Company car.
(2)In June 2000, Mr. Agostini was granted an option by David Morgan to purchase 100,000 shares of Company common stock at $2.00 per share. The option became exercisable in March 2001. Mr. Morgan is a beneficiary of a discretionary trust, the rest of which includes beneficial ownership of a majority of the Company's Common Stock. The percentage of Mr. Morgan's beneficial interest in the assets of the trust has not been determined. If he receives a distribution from the trust,  he has  committed  to give Mr.  Agostini an option to  purchase  100,000 shares.
(3)Other Annual Compensation consists of $26,198 ($27,390 in 2001) for the use of a Company car and contributions to Mr. Morgan's private health insurance plan in the amount of $1,931 ($1,656 in 2001).
(4)In September 2001, Mr. Agostini and Mr. Halestrap were both granted options to acquire 250,000 shares of the Company's Common Stock pursuant to the Company's Enterprise Management Share Option Agreement (Group A). Twenty-five percent of the options vest each year provided that certain performance targets are met and are exercisable at an exercise price of $0.50 per share. The performance goals relate to the achievement of predetermined net profit before tax and interest. In December 2001, Mr. Morgan was granted an option to acquire 400,000 shares of the Company pursuant to the Executive Share Option Scheme at an exercise price of $0.50 a share. Twenty-five percent of the options vest each year.
(5)Mr. Halestrap was additionally allocated 100,000 shares of the Company's Common Stock as a beneficiary of the Allocated Trust (see notes 4 and 7 to "Item
10. Security Ownership of Certain Beneficial Owners and Management").


                        Option Grants in Last Fiscal Year
                                Individual Grants

                                     Number of           % of Total
                                    Securities        Options Granted
                                    Underlying        to Employees in
      Name                            Options           Fiscal Year      Exercise Price      Expiration Date
      ----                            -------           -----------      --------------      ---------------

John Agostini                        250,000(1)             15%             $ 0.50             09/13/11

Jon Halestrap                        250,000(1)             15%             $ 0.50             09/13/11

David Morgan                         400,000                24%             $ 0.50             12/27/11



(1)All vesting and exercisability of such options is subject to the achievement of performance targets described in the footnotes to the previous table.

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended January 31, 2002 and unexercised options held as of January 31, 2002. No options were exercised by the Named Executive Officers during 2001.


               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values
                                                                                                  Value of
                                                                           Number of             Unexercised
                                      Number of                           Unexercised           in-the-money
                                       Shares                               Options                options
                                      Acquired                            at FY-end:             at FY-end:
                                          On           Value             Exercisable/           Exercisable/
              Name                    Exercise         Realized          Unexercisable        Unexercisable(1)
              -----                   ---------       ---------          -------------        ----------------

John Agostini..................          --              --           100,000 (2)/250,000            $0

Jon Halestrap..................          --              --                0/250,000                 $0


David Morgan...................          --              --                0/400,000                 $0

-----------
(1)No options were in-the-money as of January 31, 2002.
(2)In June 2000, Mr. Agostini was granted an option by David Morgan to purchase 100,000 shares of Company common stock at $2.00 per share. The option became exercisable in March 2001. Mr. Morgan is a beneficiary of a discretionary trust, the rest of which includes beneficial ownership of a majority of the Company's Common Stock. The percentage of Mr. Morgan's beneficial interest in the assets of the trust has not been determined. If he receives a distribution from the trust,  he has  committed  to give Mr.  Agostini an option to  purchase  100,000 shares.

Director Compensation

         Except as noted below, directors currently do not receive any cash compensation from the Company for their services as members of the Board of Directors. Directors are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board of Directors and committee meetings.

         Effective February 2, 1999, Mr. Goldman was entitled to receive (pound)5,000 payable in six equal installments and 5,000 shares of the Company's Common Stock from Montague as compensation for his services. Mr. Maxfield was granted 10,000 shares of the Company's Common Stock from Montague for his services as a director in April 1999. The Company also agreed in February 2000 to pay Mr. Andrews (pound)25,000 as consideration for his services as a director.

          As compensation for their services as non-executive directors of the Company, the Company granted Mr. Andrews, who resigned in April 2002, an option to purchase 30,000 shares of the Company's Common Stock, Mr. Goldman an option to purchase 150,000 shares of the Company's Common Stock and Mr. Maxfield an option to purchase 50,000 shares of the Company's Common Stock. Each of the options are exercisable at an exercise price of $0.50 and vest in one-fourth increments over a four-year term.

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

     John Agostini. The Company entered into an employment agreement with Mr. Agostini in January 1999. The Company agreed to pay Mr. Agostini an initial salary of (pound)62,500, which was increased to (pound)65,000. Mr. Agostini was initially entitled to receive an annual bonus of (pound)2000, however in 2001 it was decided that Mr. Agostini is entitled to receive quarterly bonuses of (pound)2000 subject to timely filing of Forms 10-QSB and 10-KSB. Any bonus is subject to review by the Board of Directors. The Company also agreed to provide Mr. Agostini with a company car. The agreement may be terminated by either the

Company or Mr. Agostini with one months notice, which was changed to three months notice in 2001. However, the Company may terminate Mr. Agostini's employment immediately in the event of gross misconduct. Upon termination, Mr. Agostini is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, any intellectual property developed by Mr. Agostini is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

         Jon Halestrap. The Company entered into an employment agreement with Mr. Halestrap in June 2000. The Company agreed to pay Mr. Halestrap (pound)62,500 as salary and a performance related bonus of (pound)22,500. Mr. Halestrap's commission's are subject to the Board of Director's regular review. The Company also agreed to maintain Mr. Halestrap's mobile phone contract, to provide him with a company car and to grant him an option for not less than 100,000 shares of the Company's Common Stock. The agreement may be terminated by either the Company or Mr. Halestrap with three months notice by either party during his first year of employment with the Company. Thereafter, the notice period will increase one month for each years service to a maximum of six months. However, the Company may terminate Mr. Halestrap's employment immediately in the event of gross misconduct. Upon termination, Mr. Halestrap is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, any intellectual property developed by Mr. Halestrap is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

 Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on April 30, 2002 information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on April 30, 2002.

                                                         Beneficial Ownership (1)

Name and Address                                    Amount and Nature   Percentage(1)(2)
of Beneficial Owner                                  of Beneficial
                                                         Owner


Montague Limited (3)(4)(5)                             22,132,690           72.84%
David Morgan (4)(5)(6)                                     *                   *
Jon Halestrap (4)(7)                                    100,000              0.33%
Peter Fraser (5)                                           *                   *
John Agostini(11)                                       100,000              0.33%
Daniel Goldman(8)                                      17,486,674           36.58%
Thomas Maxfield(9)                                      659,359              2.13%
Roy G. Williams (10)                                   1,725,920             5.68%
Paul O'Sullivan(5) (12)                                    *                   *
Officers and Directors as a Group (6 persons)          18,346,033           37.85%


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

(2)      Based on 30,386,539  shares of Common Stock outstanding as of April 30,
         2002.

(3) Montague Limited ("Montague") is a company organized under Isle of Man law with a business address of 34 Athol Street, Douglas, Isle of Man IM1 1RD United Kingdom. The directors of Montague are Eammon Harkin and


         Barry John Williams. The sole issued and outstanding share capital of Montague is owned of record by an Isle of Man corporation related to the corporate trustee of a discretionary trust (the "Discretionary Trust"), the rest of which includes beneficial ownership of the capital stock of Montague and, therefore, indirect beneficial ownership of 19,754,252 shares of Company Common Stock that are held of record by Montague. Montague has also made a distribution of 1,176,800 shares to one beneficiary and has instructed the Company's transfer agent to effectuate such transfer. As of April 30, 2002, the transfer agent was awaiting documentation in connection with such transfer.

(4) Montague is the record owner of 1,101,638 shares that have been allocated to certain individuals and entities and are held by for such individuals and entities under a declaration of trust (the "Allocated Trust").

(5) Such person or persons are within a class of beneficiaries of the Discretionary Trust. The percentage of each such person's beneficial interest, if any, in the assets of the Discretionary Trust has not been determined at this time, and, therefore, such persons disclaim beneficial ownership of such shares. Mr. Fraser's business address is Wisteria House, I Kings Lane, Flore, Northamptonshire, NN7 4LQ.

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

(8) Includes 5,000 shares of Common Stock transferred to Mr. Goldman from Montague as compensation for director services, 75,000 shares of Common Stock acquired in connection with the Second Financing Transaction and 574,359 shares of Common Stock that Vertical Investments Limited, which is controlled by Mr. Goldman, has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid) and 16,832,315 shares of Common Stock that may be acquired by Vertical Investments pursuant to loan instruments and two stock options. See "Item 1. Description of Business
         - The Second Financing Transaction" and "The Subsequent Financing Transactions." Mr. Goldman's business address is Beit Sofri 33, Har Tuv POB 11029, Beit Shemesh, Jerusalem 99100, Israel.

(9) Includes 10,000 shares of Common Stock transferred to Mr. Maxfield from Montague as compensation for director services and 75,000 shares of Common Stock acquired in connection with the Second Financing Transaction and 574,359 shares of shares of Common Stock that Mr. Maxfield has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction." Mr. Maxfield's business address is Marsden Hall, Lizard Lane, MarsdenTyne & Wear NE34 7AD.

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

(11) Mr. Agostini is the Chief Financial Officer and a director of the Company. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB. Includes 100,000 shares of common stock that Mr. Agostini may acquire upon the exercise of an option privately arranged between Mr. Morgan and Mr. Agostini.

(12) Mr. O'Sullivan was the Chief Technical Officer and a director of the Company until July 2000. His business address is 23 Denton Rd., Horton, Northhampton NN72BE.

Item 12.  Certain Relationships and Related Transactions

Guarantees of Indebtedness and Guarantee Fees

         The Company has a $282,660 short-term credit facility with an annual interest rate of 6% with an English bank. The bank also provided a credit facility of $847,980 in October 2001 bearing an annual interest rate of 6% by way of notes payable with monthly repayments of $70,665 commencing in November 2002. All bank credit facilitieis and notes payable are secured by all assets of the Company and a corporate guarantee made by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive officer, has an interest. Cross guarantees were made by Invu Services Limited, Invu plc and Invu International Holdings Limited. Invu International Holdings Limited also executed a Debenture in favor of the bank.

Loans

         In February 2001, the Company increased its non-interest bearing loan of $5,635 made to David Morgan in September 1999 to $19,584. To date, no payments have been made on this loan.

         As of January 31, 2002, the Company had received unsecured loans totaling $735,818 from Peter Fraser. These loans bear interest of $4,304 per month.

         In February 2001, Vertical Investments Limited, an entity controlled by Daniel Goldman, a non-executive director of the Company, lent the Company $1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000 in December
2001 and $275,000 in February 2002. These loans are secured by a debenture covering all of the Company's assets, which is subordinate to the debenture granted to the Company's bank. In addition, Paysage Investments Limited, also an entity in which Daniel Goldman's brother has an interest, loaned the Company $50,000 in May 2001. To date, no payments have been made on any of these loans. See "Item 1. Description of Business - The First Financing Transaction, The Second Financing Transaction and The Subsequent Financing Transactions."

Employment and Indemnification Agreements

         The Company does not maintain any Indemnification Agreements with its directors. David Morgan, John Agostini and Jon Halestrap have entered into employee employment agreements with the Company. See "Item 10. Executive Compensation-Employment Agreements."

Transactions

         The Company paid Impakt Software Limited $132,609 as of the fiscal year ended January 31. 2002. Paul O'Sullivan, an individual listed in the beneficial ownership table set forth in Item 11 and the Company's former Chief Technical Officer and director, is a director of Impakt Software Limited.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
Number                       Description of Exhibit
------                       ----------------------

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

10.5 Distribution Agreement, dated January 29, 2000, by and between INVU Services and Gem Distribution Limited. (incorporated by reference from
          Exhibit 10.13 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.6 Overdraft Facility Agreement, dated December 13, 1999, by and between Invu Services Limited and HSBC Bank plc. (incorporated by reference from Exhibit 10.16 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.7 Lease Agreement, effective January 1, 2000, by and between Invu Services Limited, Roy Taylor and Diana Ruth Taylor (incorporated by reference from Exhibit 10.24 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.8 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference from Exhibit 10.25 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.9 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.10 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.11 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.12 Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.13 Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.14 Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.15 Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (incorporated by reference from Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.16 Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (incorporated by reference from Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.17 Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (incorporated by reference from Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

*10.18 Debenture, dated October 24, 2001, between the Company and Vertical Investments Limited.

*10.19 Secured Guarantee, dated October 24, 2001, between the Company and Vertical Investments Limited.

*10.20 Ranking Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited and the Bank of Scotland.

*10.21 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC.

*10.22 Loan Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited, Invu International Holdings Limited, Invu PLC, David Morgan, John Agostini and Jon Halestrap.

*10.23 Amendment No. 1 to the Limited Manufacturing Agreement, effective December 21, 2001 between Gupta Technologies, LLC and Invu Services Limited.

10.24    Form of Invu Inc.  Enterprise  Management Share Option Agreement (Group
         A) (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

10.25    Form of Invu Inc.  Enterprise  Management Share Option Agreement (Group
         B) (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

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

                                   INVU, Inc.
                                   (Registrant)



Date: May 1, 2002                  By:      /s/ David Morgan
                                      -----------------------------------
                                      David Morgan, President and
                                      Chief Executive Officer

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


                      SIGNATURE                                        OFFICE                    DATE
                      ---------                                        ------                    ----



 /s/ David Morgan                                      President, Chief Executive Officer      May 1, 2002
 --------------------------------------------          and Chairman of the Board of
 David Morgan                                          Directors (Principal Executive
                                                       Officer)

 /s/ Jon Halestrap                                     Director and VP Marketing and Sales     May 1, 2002
 --------------------------------------------
 Jon Halestrap


                                                       Director                                May _, 2002
 --------------------------------------------
 Daniel Goldman


 /s/ John Agostini                                     Director and Chief Finance Officer      May 1, 2002
 --------------------------------------------          (Principal Financial Officer and
 John Agostini                                         Chief Accounting Officer)



                                                       Director                                May _, 2002
 --------------------------------------------
 Tom Maxfield



                                INDEX TO EXHIBITS

(a)  Exhibits



Exhibit
Number                       Description of Exhibit
------                       ----------------------

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

10.5 Distribution Agreement, dated January 29, 2000, by and between INVU Services and Gem Distribution Limited. (incorporated by reference from
          Exhibit 10.13 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.6 Overdraft Facility Agreement, dated December 13, 1999, by and between Invu Services Limited and HSBC Bank plc. (incorporated by reference from Exhibit 10.16 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.7 Lease Agreement, effective January 1, 2000, by and between Invu Services Limited, Roy Taylor and Diana Ruth Taylor (incorporated by reference from Exhibit 10.24 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.8 Demand Promissory Note, dated May 1, 2000, by and between the Company and GEM Advisors, Inc. (incorporated by reference from Exhibit 10.25 of the Company's Annual Report on Form 10-KSB/A filed May 18, 2000).

10.9 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.10 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.11 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.12 Employment Agreement, dated June 30, 1997, by and between the Company and David Morgan (incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.13 Employment Agreement, dated June 9, 2000, by and between the Company and John Halestrap (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.14 Employment Agreement, dated June 10, 1999, by and between the Company and John Agostini (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.15 Letter Agreement, dated February 22, 2000, by and between David Morgan and David Andrews (incorporated by reference from Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.16 Letter Agreement, dated February 2, 1999, by and between David Morgan and Daniel Goldman (incorporated by reference from Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.17 Letter Agreement, dated April 27, 1999, by and between David Morgan and Tom Maxfield (incorporated by reference from Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

*10.18 Debenture, dated October 24, 2001, between the Company and Vertical Investments Limited.

*10.19 Secured Guarantee, dated October 24, 2001, between the Company and Vertical Investments Limited.

*10.20 Ranking Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited and the Bank of Scotland.

*10.21 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC.

*10.22 Loan Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited, Invu International Holdings Limited, Invu PLC, David Morgan, John Agostini and Jon Halestrap.

*10.23 Amendment No. 1 to the Limited Manufacturing Agreement, effective December 21, 2001 between Gupta Technologies, LLC and Invu Services Limited.

10.24    Form of Invu Inc.  Enterprise  Management Share Option Agreement (Group
         A) (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

10.25    Form of Invu Inc.  Enterprise  Management Share Option Agreement (Group
         B) (incorporated by reference from Exhibit 10.6 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

*Filed herewith

CONSOLIDATED  FINANCIAL  STATEMENTS
AND REPORT OF INDEPENDENT  CERTIFIED
PUBLIC ACCOUNTANTS



INVU, INC. AND SUBSIDIARIES





JANUARY 31, 2002 AND 2001

INVU, INC. AND SUBSIDIARIES




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

    Consolidated statements of cash flows                                 F-7

    Notes to consolidated financial statements                            F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors INVU, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of INVU, Inc. and Subsidiaries as of January 31, 2002 and 2001 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for the years ended January 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVU, Inc. and Subsidiaries as of January 31, 2002 and 2001 and the consolidated results of their operations and their consolidated cash flows for the years ended January 31, 2002 and 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has experienced losses, is not generating cash from operations and has a deficit in stockholders' equity. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's plans with respect to these matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton

Grant Thornton
Northampton, England

April 12, 2002

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
                                                                                   January 31,    January 31,
                                                                                          2002           2001
                                                                                             $              $
ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                           936,442        310,098
  VAT recoverable and other                                                             19,582          5,847
Inventories                                                                             78,782         35,150
Prepaid expenses                                                                        85,796        105,242
                                                                                    ----------     ----------
Total current assets                                                                 1,120,602        456,337
                                                                                    ----------     ----------
Equipment, furniture and fixtures
Computer equipment                                                                     148,579         82,989
Vehicles                                                                               287,722        289,970
Office furniture and fixtures                                                          100,897        102,350
                                                                                    ----------     ----------
                                                                                       537,198        475,309

Less accumulated depreciation                                                          244,266        163,364

                                                                                    ----------     ----------
                                                                                       292,932        311,945

Intangible assets                                                                      117,775              -

                                                                                    ----------     ----------
                                                                                     1,531,309        768,282
                                                                                    ==========     ==========
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             276,203      1,682,975
Current maturities of long-term obligations                                          2,945,681         69,624
Accounts payable                                                                       506,161        544,524
Accrued liabilities                                                                    610,290        353,290
Deferred revenue                                                                       216,848         61,949

                                                                                    ----------     ----------
Total current liabilities                                                            4,555,183      2,712,362
                                                                                    ----------     ----------

Long-term obligations, less current maturities                                       2,093,740      1,962,635

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding
- 30,386,539 (2001: 30,386,539) shares                                               1,746,223      1,746,223
Accumulated deficit                                                                 (7,086,082)    (5,810,452)
Accumulated other comprehensive income                                                 222,245        157,514

                                                                                    ----------     ----------
                                                                                    (5,117,614)    (3,906,715)
                                                                                    ----------     ----------

                                                                                     1,531,309        768,282
                                                                                    ==========     ==========

The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------
                                                                                  January 31,     January 31,
                                                                                         2002            2001
                                                                                            $               $


Revenues                                                                            1,564,248         502,218

Expenses:
Production cost                                                                       208,247         136,697
Selling and distribution cost                                                         607,432         950,682
Research and development cost                                                         381,135         313,587
Administrative costs                                                                1,288,174       1,048,562

                                                                                   -----------     ----------
Total operating expenses                                                            2,484,988       2,449,528
                                                                                   -----------     ----------

Operating loss                                                                       (920,740)     (1,947,310)
                                                                                   -----------     ----------
Other income (expense)
Interest, net                                                                        (354,890)       (165,099)

                                                                                   -----------     ----------
Total other expense                                                                  (354,890)       (165,099)
                                                                                   -----------     ----------

Loss before income taxes                                                           (1,275,630)     (2,112,409)
                                                                                   -----------     ----------

Income taxes                                                                                -               -

                                                                                   -----------     ----------
Net loss                                                                           (1,275,630)     (2,112,409)
                                                                                   ===========     ==========
Weighted average shares outstanding:

Basic and Diluted                                                                  30,386,539      30,210,341
                                                                                   ===========     ==========
Net loss per common share:

Basic and Diluted                                                                       (0.04)          (0.07)
                                                                                   ===========     ==========







The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                                                                other
                                                      Common stock        Accumulated   comprehensive                  Comprehensive
                                                    Shares      Amount        deficit          income       Total               loss
                                                                     $              $               $           $                  $

Balance at January 31, 2000                        30,206,896  1,641,432   (3,698,043)       6,844      (2,049,767)

Issuance of no par common stock ($0.58 per share)     179,643    104,791            -            -         104,791

Comprehensive loss:
  Foreign currency translation adjustment                   -          -            -      150,670         150,670          150,670
  Net loss during the year                                  -          -   (2,112,409)           -      (2,112,409)      (2,112,409)
                                                                                                                      --------------
Total comprehensive loss                                                                                                 (1,961,739)
                                                                                                                      ==============
                                                   ----------  ---------   -----------    --------     -----------
Balance at January 31, 2001                        30,386,539  1,746,223   (5,810,452)     157,514      (3,906,715)

Comprehensive loss:
  Foreign currency translation adjustment                   -          -            -       64,731          64,731           64,731
  Net loss during the year                                  -          -   (1,275,630)           -      (1,275,630)      (1,275,630)
                                                                                                                      --------------
Total comprehensive loss                                                                                                 (1,210,899)
                                                  -----------  ----------  -----------  ----------     -----------    ==============
Balance at January 31, 2002                        30,386,539   1,746,223  (7,086,082)     222,245     (5,117,614)
                                                  ===========  ==========  ===========  ==========     ===========






The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------
                                                                                  January 31,     January 31,
                                                                                         2002            2001
                                                                                            $               $

Net cash flows used in operating activities
  Net loss during the period                                                       (1,275,630)     (2,112,409)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortisation                                                     135,185          99,996
    Loss on disposal of fixed assets                                                    1,046               -
    Changes in:
        Accounts receivable                                                          (660,265)       (302,213)
        Inventories                                                                   (45,460)        (12,836)
        Prepaid expenses                                                               16,244         (96,572)
        Accounts payable                                                              (20,861)        442,166
        Accrued liabilities                                                           431,926         242,516

                                                                                   -----------     -----------
Net cash used in operating activities                                              (1,417,815)     (1,739,352)
                                                                                   -----------     -----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                                              (71,263)       (130,875)
  Acquisition of intangible assets                                                   (143,470)              -
                                                                                   -----------     -----------
Net cash used in investing activities                                                (214,733)       (130,875)
                                                                                   -----------     -----------
Cash flows provided by financing activities:
  Short-term credit facility                                                       (1,372,182)      1,345,146
  Borrowings received from notes payable                                            3,096,255         813,436
  Repayment of borrowings                                                             (28,694)       (306,489)
  Principal payments on capital lease                                                 (46,520)        (43,241)
  Proceeds from issuance of stock                                                           -         104,791
                                                                                   -----------     -----------
Net cash provided by financing activities                                           1,648,859       1,913,643
                                                                                   -----------     -----------
Effect of exchange rate changes on cash                                               (16,311)        (43,416)
                                                                                   -----------     -----------
Net decrease in cash                                                                        -               -
Cash at beginning of period                                                                 -               -

                                                                                   -----------     -----------
Cash at end of period                                                                       -               -
                                                                                   ===========     ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                            165,000          98,000






The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001
--------------------------------------------------------------------------------
                          NOTE A - COMPANY DESCRIPTION

INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. The Company has three customers that accounted for 18%, 15% and 10% of the revenues for the year ended January 31, 2002. For the prior year, the revenues were 9%, 0% and 5% respectively. Services is the sales, marketing and trading company and Holdings holds the intellectual property rights to the INVU software.

               NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1          Principles of consolidation

           The consolidated financial statements include the accounts of the Company and its subsidiaries INVU Plc, Services and Holdings. All significant intercompany accounts and transactions have been eliminated in consolidation.

2          Revenue recognition

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

           Services revenue consists of training and consulting for which revenue is recognized when the services are performed. Maintenance revenue consists of ongoing support and maintenance and product updates for which revenue is deferred and recognized rateably over the term of the contract, normally twelve months.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



3        Software development costs

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

4        Equipment, furniture and fixtures

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

5        Intangible asset

         The intangible asset is to be amortised by equal instalments over a three year period as this is the estimated useful economic life over which the Company expects to generate revenues from the assets acquired.

         The Company follows the provisions of Statement of Accounting Standards (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and items related to those assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



6        Cash

         For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

7        Inventories

         Inventories consist of licensed goods and goods for resale and are stated at the lower of FIFO (first-in, first-out) cost or market value.

8        Advertising costs

         Advertising costs of $99,446 and $344,466 for the years ended January 31, 2002 and 2001 respectively, have been charged to expense as incurred.

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

11       Net loss per share

         The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).

         The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the years ended January 31, 2002 and 2001 no common stock equivalents were included in the computation of diluted net earnings per share. Convertible debentures and loan notes excluded from the calculation of loss per share because their effect is anti-dilutive amounted to 4,358,487 common shares on a weighted average basis for the year ended January 31, 2002.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



12       Fair value of financial instruments

         The Company's financial instruments consists of cash, trade receivables, borrowings, trade payables and accrued liabilities. The carrying amount of these instruments approximate the fair values because of their short maturity. The fair value of certain non-current financial assets and liabilities are estimated to approximate carrying value based on considerations of risk, current interest rates and remaining maturities. The Company is unable to determine the fair value of certain other non-current financial liabilities.

13       Stock-based compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standard (SFAS No. 123), Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

14       Foreign currency translation

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

15       Research and development costs

         All research and development costs are expensed as incurred.

16       Reclassifications

         Certain items in the 2001 financial statements have been reclassified to conform to the current presentation.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001


                             NOTE C - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's total liabilities exceeded its total assets by $5,117,614 at January 31, 2002 and the Company had negative cash flows from operations of $1,417,815 for the year to January 31, 2002. The Company is starting to generate revenues from operations and has obtained additional financing during the year ended January 31, 2002 of $3,096,255. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations generate net cash inflows. The Company is in the process of seeking the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              NOTE D - INVENTORIES

Inventories consist of the following:

                                                   January, 31     January, 31
                                                          2002            2001
                                                             $               $

Goods for resale                                       78,782          35,150
                                                   ===========      ==========


                            NOTE E - INTANGIBLE ASSET

The Company purchased certain assets comprising software, intellectual property rights and the customer list from an unaffiliated entity on July 31, 2001 for $141,330 ((pound)100,000). Amortisation of $23,555 ((pound)16,667) has been charged during the period.

                       NOTE F - SHORT-TERM CREDIT FACILITY

At January 31, 2002 the Company had a $282,660 (or (pound)200,000) (at January 31, 2001 the amount was $1,169,000 (or (pound)800,000)), 6% (at January 31,
2001, the interest rate was 7.5%) short-term credit facility with an English bank. The Company's bank has, in the past, agreed to temporary borrowings in excess of the formal facility during the period to January 31, 2002. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at January 31, 2002 was $276,203 ((pound)195,431), (January 31, 2001 $1,682,975 ((pound)1,151,855)). The amount drawn is repayable on demand at the bank's discretion. The credit facility is due for review on September 30, 2002.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



                         NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations at January 31, 2002 and January 31, 2001, consist of the following:

                                                                                       January 31,    January 31,
                                                                                              2002           2001
                                                                                                 $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,304 per month ((pound)3,000)                                                         735,818        759,245

4% above Libor rate (Libor rate was 4% and 5.72% at January 31, 2002 and 2001 respectively) notes payable to an English bank, monthly payment aggregating to
(pound)500, maturing in March 2002, collateralised by all assets of the
Company and a corporate guarantee given by Vertical Investments Limited                        940          6,818

4% above Libor rate (Libor rate was 4% and 5.72% at January 31, 2002 and 2001 respectively) notes payable to an English bank, monthly payments aggregating to
(pound)1,333, maturing in June 2004, collateralised by all assets of the
Company, unlimited multilateral guarantees between subsidiary undertakings and a corporate guarantee given by Vertical Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85% of the
outstanding balance                                                                         56,530         81,821

2% above Libor rate (Libor rate was 4% and 5.72% at January 31, 2002 and 2001 respectively) notes payable to an English bank, monthly payments aggregating to
(pound)50,000, starting in November 2002 and maturing in October 2003, collateralised by all assets of the Company, unlimited multilateral guarantees between subsidiary undertakings and a corporate guarantee given
by Vertical Investments Limited                                                            847,980              -

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                                 600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                     400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                         159,000              -

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                             1,000,000              -

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                             500,000              -

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above                 300,000              -
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                         275,000              -

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2005                                                                    164,153        184,375
                                                                                        ----------     ----------
                                                                                         5,039,421      2,032,259
Less current maturities                                                                  2,945,681         69,624
                                                                                        ----------     ----------
                                                                                         2,093,740      1,962,635
                                                                                        ==========     ==========

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



Scheduled maturities of long-term obligation are as follows:

Year ending January 31,                                                   $

2003                                                              2,945,681
2004                                                                734,960
2005                                                                322,964
2006                                                                      -
2007                                                                      -
Thereafter                                                        1,035,816
                                                             --------------
                                                                  5,039,421
                                                             ==============

1)  Convertible debentures

The A and B Convertible Notes 1999-2002 are held by individuals who are minority shareholders in the Company. They are convertible into common shares at the rate of one common share for every US$0.65 of outstanding principal Note converted for the A Notes and one common share for every US$0.50 of outstanding principal Note converted for the B Notes. Conversion will take place:

a)       immediately prior to a Public Offering

b) at the option of the investor for the B Notes and automatically for the A Notes, upon new equity capital resulting in proceeds to the Company of at least $4,000,000

c)       at the option of the investor giving 30 days notice to the Company.

Interest amounting to $172,383 has been accrued to January 31, 2002 (January 31, 2001 $99,241) in respect of the A and B Convertible Notes.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus all outstanding interest in August 2002 upon receipt of 30 days written notice from the Company or the Investors. At January 31, 2002 the outstanding principal could have been converted into 1,723,077 common shares.

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

The convertible debentures are secured by a second charge over the Company's assets.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



2)       Loan notes and convertible loan notes

         All of the investors for the loan notes and convertible loan notes detailed below are a related party of a minority shareholder and non-executive director of the Company. Each description below corresponds to the same romanette listed on the first table of Note G.

i) The convertible loan notes are repayable at any time within 2 years from the date of issue. They are convertible into common stock at the rate of one share for every US $0.25 of outstanding principal at any time within the 2 years from the date of issue after 45 days notice has been given to the Company.

ii) The loan notes are repayable on August 26, 2005. At any time from May 1, 2002 until August 26, 2005, the investor may demand repayment of the entire loan or any part thereof at any time after three days notice to the Company. If the Company does not timely repay such amounts after receiving notice, the investor may convert the repayment amount into shares of the Company's common stock at a conversion price of $0.2175 per share or convert the repayment amount into shares of the Company's subsidiaries at the equivalent per share conversion price. The loan is secured by a second charge over the Company's assets.

iii) The loan notes are repayable by June 17, 2005. At any time from May 1, 2002 until June 17, 2005, the investor may demand repayment of $475,000 or any part thereof at any time after three days notice to the Company. If the Company does not timely repay such amounts after receiving notice, the investor may convert the repayment amount into shares of the Company's common stock at a conversion price of $0.13 per share or convert the repayment amount into shares of the Company's subsidiaries at the equivalent per share conversion price. The remaining $25,000 is repayable on June 17, 2005. The loan is secured by a second charge over the Company's assets.

iv) $250,000 of the convertible loan notes are repayable by May 25, 2003 and the remaining $50,000 are repayable by July 2, 2003. At any time from May 1, 2002 until July 2, 2003, the investor may convert any amount of the principal, at any time after three days notice to the Company, into shares of the Company's common stock at a conversion price of $0.25 per share or convert any amount of the principal into shares of the Company's subsidiaries at the equivalent per share conversion price. The loan is secured by a second charge over the Company's assets.

v) The convertible loan notes are repayable by May 1, 2005. At any time from May 1, 2002 until May 1, 2005, the investor may convert any amount of the principal at any time, after three days notice to the Company, into shares of the Company's common stock at a conversion price of $0.13 per share or convert any amount of the principal into shares of the Company's subsidiaries at the equivalent per share conversion price. The loan is secured by a second charge over the Company's assets.

         The investor in the loan notes and convertible loan notes referred to in ii) - v) above was granted two options in the common stock of the Company. The first option is for 2,700,000 shares of the Company's common stock that may be exercised at any time from March 1, 2002 until March 1, 2006 after three days notice for any amount of shares up to 2,700,000 at an exercise price of $0.25 per share.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



         The second option is for 450,000 shares of the Company's common stock that may be exercised at any time from March 1, 2002 until March 1, 2006 after three days notice for any amount of shares up to 450,000 at an exercise price of $0.875 per share.

         On the date of issue of all of the convertible loan notes, the conversion rate was in excess of the market price of the common stock and therefore, no beneficial conversion feature expense has been recorded in the financial statements.

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                               January 31,     January 31,
                                                      2002            2001
                                                         $               $

Vehicles                                           287,722         289,970
Less accumulated depreciation                     (134,410)        (88,902)
                                              -------------   -------------
                                                   153,312         201,068
                                              =============   =============

Scheduled maturities of minimum lease payments are as follows:

Year ending January 31,                                                  $

2003                                                                95,330
2004                                                                85,247
2005                                                                11,864
                                                               -----------
                                                                   192,441
Less amount representing interest                                   28,288

                                                               -----------
Present value of net minimum lease payments                        164,153
                                                               ===========

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



                              NOTE H - COMMITMENTS

The Company leases office space and the rent expense totaled approximately $60,600 and $50,500 for January 31, 2002 and 2001 respectively.

The future minimum rental commitments as of January 31, 2002 are as follows:

Year ending January 31,                                                   $

2003                                                                 29,850
                                                                    =======

The Company has a commitment to purchase a minimum of 75,000 database licences for approximately $315,000 by June 2003.


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

Deferred tax benefits are recorded only to the extent that the amount of net deductible temporary differences or carry forward attributes may be utilized against current period earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. Deferred tax liabilities are provided for on differences between amounts reported for financial and tax basis accounting. Utilization of net operating loss carry-forwards in the future may be limited if changes in the Company's stock ownership create a change of control as provided in Section 382 of the Internal Revenue Code.

At January 31, 2002, due to the Company's cumulative losses since inception, a loss carry forward of approximately $4,700,000 may be utilized in the future for an indefinite period.

Net deferred tax assets resulting from the loss carry forward have been offset by a valuation allowance of equal amounts at January 31, 2002 and January 31, 2001 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were approximately $1,175,000 and $700,000 at January 31, 2002 and January 31, 2001, respectively. The valuation allowance increased approximately $475,000 and $283,000 at January 31, 2002 and 2001 respectively. The effective tax rate differs from the statutory rate as a result of the valuation allowance. Gross deferred tax liabilities were immaterial for all periods.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2002 AND 2001



                       NOTE J - RELATED PARTY TRANSACTIONS

At January 31, 2002 David Morgan owed $19,584 (January 31, 2001 $5,635) to the Company. The maximum liability during the year amounted to $19,584 and the interest charge amounted to $Nil (January 31, 2001 $Nil).

The Company made purchases during the year under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $136,340 (January 31, 2001 $85,800) and the balance owed by the Company at January 31, 2002 was $6,477 (January 31, 2001 $2,233).

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

The Company has provided for its own legal expenses incurred to January 31, 2002 in respect of this litigation in these financial statements. The Company has no obligation to pay for the legal expenses of GEM.

                             NOTE L - STOCK OPTIONS

On September 14, 2001 the Company granted stock options to certain employees including two directors to purchase an aggregate of 1,036,365 shares of its common stock at an exercise price of $0.50 per share. The purchase of 650,000 shares of common stock is under the Enterprise Management Share Option Agreement (Group A) and 386,365 is under the Enterprise Management Share Option Agreement (Group B). The stock options contain performance targets over the next 3 to 4 years which accelerate the vesting of the options to the individuals. If the performance targets are not met, the options would vest to the individuals on the sixth anniversary of the date of grant. The options can be exercised after they have been vested to the individuals and cease to be exercisable ten years after the date of grant. On the measurement date of September 14, 2001, the market price of the common stock was $0.20 per share and accordingly, no expense charge has been recorded in the financial statements.

On December 27, 2001 the Company granted stock options to four Directors of the Company (under the Executive Share Option Scheme) to purchase 630,000 shares of its common stock at an exercise price of $0.50 per share. The stock options will vest to the individuals at each anniversary from the date of grant in four annual instalments. The options can be exercised after they have been vested to the individuals and cease to be exercisable ten years after the date of grant. On the measurement date of December 27, 2001, the market price of the common stock was $0.10 per share and accordingly, no expense charge has been recorded in the financial statements.

The total number of stock options outstanding at January 31, 2002 were 1,066,365 and zero at January 31, 2001. The weighted average of the stock options granted during the year was zero.

                          NOTE M - RECENT PRONOUNCEMENT

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS 141), Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 is effective for business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142.

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

The Company will adopt SFAS 141 on February 1, 2002, as required by the new statement. Upon adoption, the Company will no longer amortize goodwill and other indefinite lived intangible assets. In the future, the Company will be required to test any goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS 142 will not impact its financial position or its results of operations.

The FASB issued SFAS 143, Accounting for Asset Retirement Obligations in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company expects that the adoption of SFAS 143 will not have a material impact on its financial position and results of operations.

The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS 121 and is effective for fiscal years beginning after December 15, 2001. The Company expects that the adoption of SFAS 144 will not have a material impact on its financial position and results of operations.

                            NOTE N - SUBSEQUENT EVENT

On both February 5, 2002 and February 28, 2002, the Company received $137,500 in the form of loan notes which bear interest at the rate of 12% per annum from Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this company, has an interest. The loan notes are repayable by May 1, 2005. At any time from May 1, 2002 until May 1, 2005, the investor may convert the repayment amount into shares of the Company's common stock at a conversion price of $0.13 per share or convert the repayment amount after three days notice to the Company, into the shares of the Company's subsidiaries at the equivalent per share conversion price. The loan is secured by a second charge over the Company's assets.