Form 10QSB
period 2002-04-30
INVU INC
filed 2002-06-13
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

As of June 6, 2002 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                                        INVU, INC.

                                                      April 30, 2002

                                                           INDEX

                                                                                                                  Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of April 30, 2002.....................................................F-2

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II. OTHER INFORMATION...............................................................................................7

         Item 1.  Legal Proceedings......................................................................................7
         Item 2.  Changes in Securities..................................................................................7
         Item 3.  Default Upon Senior Securities.........................................................................7
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................7
         Item 5.  Other Information......................................................................................7
         Item 6.  Exhibits and Reports on Form 8-K.......................................................................7

SIGNATURES.............................................................................................................S-1
EXHIBIT INDEX..........................................................................................................E-1



CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES

APRIL 30, 2002

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------

                                                                                     April 30,    January 31,
                                                                                          2002           2002
                                                                                   (unaudited)
                                                                                             $              $


ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                           762,946        936,442
  VAT recoverable and other                                                             20,981         19,582
Inventories                                                                            134,077         78,782
Prepaid expenses                                                                        98,339         85,796
                                                                                    -----------    -----------
Total current assets                                                                 1,016,343      1,120,602
                                                                                    -----------    -----------
Equipment, furniture and fixtures
Computer equipment                                                                     225,641        148,579
Vehicles                                                                               296,680        287,722
Office furniture and fixtures                                                          105,517        100,897
                                                                                    -----------    -----------
                                                                                       627,838        537,198

Less accumulated depreciation                                                          284,348        244,266
                                                                                    -----------    -----------
                                                                                       343,490        292,932
                                                                                    -----------    -----------
Intangible assets                                                                      109,298        117,775
                                                                                    -----------    -----------
                                                                                     1,469,131      1,531,309
                                                                                    ===========    ===========

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             262,745        276,203
Current maturities of long-term obligations                                          3,169,989      2,945,681
Accounts payable                                                                       639,685        506,161
Accrued liabilities                                                                    610,203        610,290
Deferred revenue                                                                       170,049        216,848
                                                                                    -----------    -----------
Total current liabilities                                                            4,852,671      4,555,183
                                                                                    -----------    -----------
Long-term obligations, less current maturities                                       2,186,839      2,093,740

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (7,464,242)    (7,086,082)
Accumulated other comprehensive income                                                 147,640        222,245
                                                                                    -----------    -----------
                                                                                    (5,570,379)    (5,117,614)
                                                                                    -----------    -----------
                                                                                     1,469,131      1,531,309
                                                                                    ===========    ===========


The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------
                                                                                   For the three months ended
                                                                                  April 30,         April 30,
                                                                                       2002              2001
                                                                                (unaudited)       (unaudited)
                                                                                          $                 $

Revenues                                                                            412,351           302,016

Expenses:
Production cost                                                                      56,490            25,702
Selling and distribution cost                                                       201,909           193,046
Research and development cost                                                       177,191           113,459
Administrative costs                                                                248,820           201,963
                                                                                ------------      ------------
Total operating expenses                                                            684,410           534,170
                                                                                ------------      ------------
Operating loss                                                                     (272,059)         (232,154)

Other income (expense)
Interest, net                                                                      (106,101)          (50,709)
                                                                                ------------      ------------
Total other expense                                                                (106,101)          (50,709)
                                                                                ------------      ------------
Loss before income taxes                                                           (378,160)         (282,863)

Income taxes                                                                              -                 -
                                                                                ------------      ------------
Net loss                                                                           (378,160)         (282,863)
                                                                                ============      ============
Weighted average shares outstanding:

Basic and Diluted                                                                30,386,539        30,386,539
                                                                                ============      ============
Net loss per common share

Basic and Diluted                                                                     (0.01)            (0.01)
                                                                                =============     ============













The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                           other
                                               Common stock          Accumulated   comprehensive                      Comprehensive
                                           Shares         Amount         deficit          income          Total                loss
                                                               $               $               $              $                   $

Balance at January 31, 2002               30,386,539      1,746,223      (7,086,082)        222,245     (5,117,614)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                         -              -               -          (74,605)       (74,605)         (74,605)
  Net loss for the period (unaudited)             -              -         (378,160)              -       (378,160)        (378,160)
                                                                                                                       -------------
Total comprehensive income (unaudited)                                                                                     (452,765)
                                                                                                                       =============
                                         ------------    ------------  -------------   -------------    ------------
Balance at April 30, 2002 (unaudited)     30,386,539      1,746,223      (7,464,242)        147,640     (5,570,379)
                                         ============    ============  =============   ==============   ============









The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------
                                                                                  For the three months ended
                                                                                  April 30, 2002    April 30, 2001
                                                                                     (unaudited)       (unaudited)
                                                                                  $                 $

Net cash flows used in operating activities
  Net loss during the period                                                       (378,160)         (282,863)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                                    43,701            27,143
    Loss on disposal of assets                                                            -             1,044
Changes in:
    Accounts receivable                                                             197,707          (174,687)
    Inventories                                                                     (51,755)             (953)
    Prepaid expenses                                                                 (9,667)          (20,614)
    Accounts payable                                                                115,342          (180,969)
    Accrued liabilities                                                             (71,142)           22,576
                                                                                   ---------        ----------
Net cash used in operating activities                                              (153,974)         (609,323)
                                                                                   ---------        ----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                                            (72,393)           (6,942)
                                                                                   ---------        ----------
Net cash used in investing activities                                               (72,393)           (6,942)
                                                                                   ---------        ----------
Cash flows provided by financing activities:
  Short-term credit facility                                                        (21,602)         (353,791)
  Borrowings received from notes payable                                            275,000         1,000,000
  Repayment of borrowings                                                            (4,759)           (9,068)
  Principal payments on capital lease                                               (10,900)          (10,567)
                                                                                   ---------        ----------
Net cash provided by financing activities                                           237,739           626,574
                                                                                   ---------        ----------
Effect of exchange rate changes on cash                                             (11,372)          (10,309)
                                                                                   ---------        ----------
Net decrease in cash                                                                      -                 -
Cash at beginning of period                                                               -                 -
                                                                                   ---------        ----------
Cash at end of period                                                                     -                 -
                                                                                   =========        ==========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                           35,000            38,000





The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the three month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $5,570,379 at April 30, 2002 and the Company had negative cash flows from operations of $153,974 for the three months to April 30, 2002. The Company is starting to generate revenues from operations and has obtained additional financing during the three months ended April 30, 2002 of $275,000. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       NOTE C - SHORT-TERM CREDIT FACILITY

The Company has a $291,460 ((pound)200,000) (January 31, 2002 $282,660
((pound)200,000)), 6% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at April 30, 2002 was $262,745 ((pound)180,296), (January 31, 2002
$276,203 ((pound)195,431)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review on September 30, 2002.

                         NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at April 30, 2002 and January 31, 2002, consist of the following:

                                                                                     April 30,    January 31,
                                                                                          2002           2002
                                                                                   (unaudited)
                                                                                             $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,304 per month ((pound)3,000)                                                     760,913        735,818

4% above  Libor rate  (Libor rate was 4.13% and 4% at April 30, 2002 and January
31,  2002  respectively)  notes  payable to an  English  bank,  monthly  payment aggregating to (pound)500,  matured in March 2002,  collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments
Limited                                                                                      -            940

4% above  Libor rate  (Libor rate was 4.13% and 4% at April 30, 2002 and January
31,  2002  respectively)  notes  payable to an English  bank,  monthly  payments aggregating to (pound)1,333, maturing in June 2004, collateralised by all assets
of  the  Company,   unlimited   multilateral   guarantees   between   subsidiary
undertakings and a corporate guarantee given by Vertical  Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85%
of the outstanding balance                                                              54,406         56,530

2% above the bank's base rate notes payable to an English bank, monthly payments aggregating to (pound)50,000,  starting in November 2002 and maturing in October
2003,  collateralised  by all  assets  of the  Company,  unlimited  multilateral guarantees between subsidiary undertakings and a corporate
guarantee given by Vertical Investments Limited                                        874,376        847,980

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                     159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                         1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                         500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above             300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                     550,000        275,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                158,133        164,153
                                                                                  ------------    -----------
                                                                                     5,356,828      5,039,421
Less current maturities                                                              3,169,989      2,945,681
                                                                                  ------------    -----------
                                                                                     2,186,839      2,093,740
                                                                                  ============    ===========

Scheduled maturities of long-term obligation are as follows:

Year ending April 30,                                                 $

2003                                                          3,169,989
2004                                                            843,154
2005                                                              7,772
2006                                                            575,000
2007                                                            760,913
                                                         --------------
                                                              5,356,828
                                                         ==============

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

Interest amounting to $195,447 has been accrued to April 30, 2002 (January 31, 2002 $172,383) in respect of the A and B Convertible Notes 1999-2002.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus interest in August 2002 upon receipt of 30 days written notice from the Company or the Investors. At April 30, 2002 the outstanding principal could have been converted into 1,723,077 common shares.

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

The convertible debentures are secured by a second charge over the Company's assets.

2)   Loan notes and convertible loan notes

     All of the investors for the loan notes and convertible loan notes detailed below are a related party of a minority shareholder and non-executive director of the Company. Each description below corresponds to the same romanette listed on the first table of Note D.

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

3)   Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                       April 30,     January 31,
                                                            2002            2002
                                                     (unaudited)
                                                               $               $

Vehicles                                                296,680         287,722
Less accumulated depreciation                          (157,138)       (134,410)

                                                   -------------     -----------
                                                        139,542         153,312
                                                   =============     ===========

Scheduled maturities of minimum lease payments are as follows:

Period ending April 30,                                                        $

2003                                                                      93,338
2004                                                                      88,477
                                                                      ----------
                                                                         181,815

Less amount representing interest                                         23,682
                                                                      ----------
Present value of net minimum lease payments                              158,133
                                                                      ==========

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

                       NOTE E - RELATED PARTY TRANSACTIONS

At April 30, 2002 David Morgan owed $20,981 ((pound)14,397) (January 31, 2002 $19,584 ((pound)13,857)) to the Company. The maximum liability during the period amounted to $20,981 and the interest charge amounted to $Nil (January 31, 2002 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $38,965 in the three months to April 30, 2002 (Year to January 31, 2002 $136,340) and the balance owed by the Company at April 30, 2002 was $7,791 (January 31, 2002 $6,477).

                          NOTE F - RECENT PRONOUNCEMENT

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

                            NOTE G - SUBSEQUENT EVENT

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

The Company has provided for its own legal expenses incurred to April 30, 2002 in respect of this litigation in these financial statements. The Company has no obligation to pay for the legal expenses of GEM.

In May 2002 the Company and GEM entered into a Settlement Agreement which will result in the Company paying GEM $25,000 during 2002. In addition the 179,643 shares of the Company's Common Stock will be purchased by an unaffiliated third party for $25,000.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the
"Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "forecast," "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2002 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns;
(4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; (8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and (11) if the
Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         For its professional range of products, which include INVU Series 100, Series 200, Series 250, i200 and CodeFree Integration, the Company continues to target its sales and marketing efforts on several easily identifiable mature market channels. These channels include software distributors and resellers who market to small and medium size enterprises as well as departmental users in major organizations, strategic alliances with hardware manufacturers and distributors, and direct sales to major institutions and organizations. All of the Company's development and marketing resources are now directed at these fast growing and higher margin markets.

         In November  1999,  management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the UK. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. Having now recruited 120 resellers, the Company continues to monitor all existing resellers to ensure that they meet the stringent INVU accreditation requirements. The Company continues its aggressive VAR recruitment campaign, and having recruited 8 new resellers in the quarter ended April 30, 2002, management expects to recruit a further 20 VARs by January 31, 2003.

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

         Together with the steady increase in adoption of the INVU range by companies in the small/medium enterprise market, management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, among others, Argos, Kraft Foods, Universal Music Group, Millfield Partnership Limited (a large firm of financial advisors), Samsung, Gerrard Private Bank, Close Bank, Greater Glasgow Primary Healthcare Trust, and Spar.

         The Company has made significant progress with regard to an Original Equipment Manufacture (OEM) opportunity with Xerox. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (software development kits), the Company has now developed software that provides seamless integration with the Xerox Document Centre Range, of which 55,000 machines are currently in use in the UK. INVU has undertaken sales training of key Xerox sales personnel and joint sales initiatives are now underway. The INVU enhanced Document Centre has been branded "VU Centre." Xerox's largest European dealer, Printware Limited, is providing a full priced five-user version of "VU Centre" with every Xerox Docucentre it sells.

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and
Marketing), has given INVU an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities. Management believes that the increased experience in the document management sector of its sales team and resellers together with their proven ability to develop and grow sales revenue continues to be the key factors in the rapid development of the Company. Most current resellers have now attended the INVU bespoke sales training course, which has proved extremely successful in terms of lead generation and conversion. Management expects continued sales growth during the fiscal year ended January 31, 2003 (the "Current Fiscal Year") and beyond.

         The Company believes its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors. The international market for document technologies is forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM Report: State of the Document Technologies Market 1997-2003 prepared by the Gartner Group, and management believes that it has the ability to be a major provider of information management to businesses world-wide. Management believes that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows.

         Throughout the three months ended April 30, 2002, the Company has continued to develop its software products.

         Version 5.2 of the Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, contains the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM and AdobeTM file types and scanned images. This functionality automatically allows a user to keyword search all existing documents in the system. This release also contains a Microsoft Office Add-In, which allows integration with

Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It also allows users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" has also been released alongside Version 5.2. The "Sequential Workflow Module" allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module is a generic adaptation of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module is designed to be customer friendly and easy to use. This is a separate 5.2 Module, which, when integrated with Version 5.2, is sold as INVU Series 250, and charged accordingly.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application, or an image of an x-ray can be retrieved directly from a patient records application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. Sales of the "codefree" module have increased significantly, with one in three INVU installations employing this technology. Management expects this trend to continue particularly when the new enhanced version of "codefree" is released in quarter two of the Current Fiscal Year.

         INVU i200 (formerly codenamed Series 2000 or INVU WEBFAST) allows global access to retrieve, view, edit, and file information via the web. This product was also released in beta format to several end users in quarter four of the last fiscal year and quarter one of the Current Fiscal Year, and the full product release is scheduled for quarter two of the Current Fiscal Year. Management believes that this product forms the basis of future developments for many of its existing and future end users. In the opinion of management, with this technology INVU now offers key functionality that is comparable to the world's most established document and content management solutions, but at a significantly lower price level.

         Development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second quarter of the fiscal year ended January 31, 2002 and further development have taken place during the Current Fiscal Year. This technology allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. Management decided not to integrate this technology within the latest release of INVU products and is instead considering the further wide-ranging applications for which this advanced technology can be utilized. Full text retrieval technology is already available within the latest release of Series 200 and Series 250.

         Critical Accounting Policies

         Invu's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Invu include revenue recognition, accounting for research and development costs, accounting for the impairment of long-lived assets and accounting for contingencies.

         Invu recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, (SOP 98-9). Fees for services and maintenance are generally charged to customers separately from the license of software. Service revenue is recognized when services are performed. Maintenance revenue is deferred and recognized ratably over the term of the contract, normally twelve months. Revenues from license fees are recognized upon product shipment when fees are fixed, collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied.

         Invu accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. Invu believes that technological feasibility for its products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have been insignificant, and accordingly, the Company has not capitalized any software development costs.

         Invu follows the provisions of Statement of Accounting Standards (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and items related to those assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

         Invu has been  engaged  in legal  proceedings  with GEM  Advisors  Inc.
(GEM). An agreement has recently been made, whereby Invu will pay $25,000 to GEM in full and final settlement. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company does not consider the sum above to have a material impact on the Company's financial position or its results of operations.

         Results of Operations

         The following is a discussion of the results of operations for the three months ended April 30, 2002, compared with the three months ended April 30, 2001, together with changes in financial condition during the three month period ended April 30, 2002.

         Total revenues increased by $110,335, or 36%, from $302,016 for the three months ended April 30, 2001 to $412,351 for the three months ended April 30, 2002. This reflects the Company's continued expansion of its customer base.

         The net loss for the three months ended April 30, 2002 was $378,160, which is $95,297, or 34% higher than the net loss for the corresponding period in fiscal year 2001 of $282,863 mainly due to increases in interest charges of $55,392, an increase in professional fees associated with the current fundraising and the litigation with GEM Advisors, Inc. of $27,002 and amortization of EasiFile acquisition cost of $11,892.

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and despatch of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs have increased by $30,788 from $25,702 for the three months ended April 30, 2001 to $56,490 for the three months ended April 30, 2002. Production costs as a percentage of total revenues were 13.7% for the three months ended April 30, 2002 compared to 8.5% during the same period in fiscal year 2001. The increase was due to the one time purchase of a $38,553 scanner that was subsequently sold for $47,725, which consequently had a disproportionate effect on production costs as a percentage of total revenue. Without this cost and associated sales revenue, production costs would have been only 5% of revenues. This underlying fall in production costs as a proportion of revenues reflects the fall in production costs per unit due to economies of scale, and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs increased by $8,863 from $193,046 in the three months to April 30, 2001 to $201,909 in the three months ended April 30, 2002. Selling and distribution costs as a percentage of total revenues fell to 49% in the three months ended April 30, 2002 compared to 64% in the same period in fiscal year 2001. The decrease in the percentage over the comparable three month periods was due to the Company's sales growth in 2002 and re-focussed marketing, which concentrated on value added reseller training and development programs.

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility and the subsequent general release to customers have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased by $63,732, or 56%, from $113,459 in the three months ended April 30, 2001 to $177,191 during the three months ended April 30, 2002. Research and development costs as a percentage of total revenues rose to 43% in the three months ended April 30, 2002 compared to 38% in the same period in fiscal year 2001. The increases in the percentage over the comparable three month period reflected the Company's continued investment in its current and future products. In particular, the development of Series 200 (version 5.2) and all-new products, including Series 250 and i200, have occupied the majority of the Company's development resources throughout the period.

         Administrative costs include the personnel and other costs of the administration, human resources and finance departments, together with property expenses, amortization of intangibles and depreciation of tangible assets. These costs increased by $46,857, or 23%, from $201,963 in the three months ended April 30, 2001 to $248,820 during the three months ended April 30, 2002. Administrative costs as a percentage of total revenues fell to 60% in the three months ended April 30, 2002 compared to 67% in the same period in fiscal year 2001. The increase in administrative costs over the comparable three month period was due to the Company's additional legal fees relating to the now settled dispute with GEM Advisors, Inc., amortization for the period of intangible assets acquired in July 2001, and an increase in general administrative costs.

         During the three months ended April 30, 2002, the Company incurred net interest expense of $106,101 compared to net interest expense of $50,709 during the corresponding periods in fiscal year 2001. These increases are entirely due to increased loan facilities. Management expects these costs to fall as soon as additional investment funding is secured. Interest costs will also decrease when net revenues are adequate to generate net cash inflows.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $1,016,343 at April 30, 2002, a decrease of $104,259 compared to $1,120,602 at January 31, 2002. Working capital was negative $3,836,328 as of April 30, 2002, compared with negative $3,434,581 as of January 31, 2002. These changes are mainly due to decreases in accounts receivable and increases in current maturities of long term obligations, together with increases in accounts payable. The Company has obtained convertible loans from Vertical Investments, an entity in which Daniel Goldman (a non-executive director) has an interest, totaling $275,000 during the three month period ended April 30, 2002. Management believes that this amount will either be repaid from the proceeds of future financings or converted into common stock of the Company before the end of the Current Fiscal Year, which although it will significantly reduce the working capital deficit, will also dilute the holdings of the Company's current shareholders.

         Total assets of the Company were $1,469,131 at April 30, 2002, a decrease of $62,178 compared to $1,531,309 at January 31, 2002. This is attributable to increases in fixed assets of $50,558, and decreases in current assets of $104,259, and a decrease in intangible assets of $8,477.

         The total current liabilities of the Company increased by $297,488 from $4,555,183 at January 31, 2002 to $4,852,671 at April 30, 2002. The change in current liabilities is mainly due to increases in accounts payable of $133,524 and increases in current maturities of long-term obligations of $224,308 and decreases in short-term credit facility of $13,458 and decreases in deferred revenue of $46,799. This reflects the Company's continued trading losses and reliance on loan finance.

         Total stockholders' equity decreased by $452,765 during the three month period ended April 30, 2002 from a deficit of $5,117,614 at January 31, 2002 to a deficit of $5,570,379 at April 30, 2002. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and particularly marketing of products.

         Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds to enable the business to fulfill its potential and is engaged in or presently pursuing the following financing transactions.

         The Company has a $291,460 short-term credit facility with an annual interest rate currently of 6% with an English bank. The amount drawn against the facility at April 30, 2002 was $262,745. This facility is due for review on September 30, 2002. The Company believes that at such maturity date the facility will be extended. The Company's bank also provided a further credit facility of $874,376 in October 2001 by way of notes payable with monthly repayments of $72,865 commencing in November 2002 until October 2003. This facility currently bears interest at the rate of 6% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest.

         In August 1999, the Company received a loan in the aggregate principal amount of $600,000 and a second loan in the principal amount of $400,000 (together "Loan Stock Instruments") from Alan David Goldman (the father of Daniel Goldman), Vertical Investments Limited and Tom Maxfield (a non-executive director of the Company). The Loan Stock Instruments currently bear interest at the rate of 6% and 10% per annum, respectively, and may be converted into 1 share of common stock for each $0.65 and $0.50, respectively, of outstanding principal and accrued but unpaid interest. If the Loan Stock Instruments are not converted, they may be redeemed upon 30 days notice by the Company or the Investors on or after August 2002. The Company anticipates that the Loan Stock Instrument will be converted.

         In February 2001, Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of the Company, has an interest, lent the Company $1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000
in December 2001 and $275,000 in February 2002 (collectively, the "Vertical Loans"). Effective as of December 2001, the Vertical Loans were restructured to apply conversion features to enable the loans to be converted into shares of the Company's common stock at conversion prices ranging from $0.13 to $0.25 per shares at various times.

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

         As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources. Assuming that the convertible loans, including the Vertical Loans and the Loan Stock Instruments, are converted, management anticipates that a further requirement of $1,000,000 would be necessary to achieve the break even position and meet all outstanding obligations. The Company is seeking financing in excess of this amount in order to maximize the growth potential of the Company. Management estimates the financing it is seeking, if consummated, would fulfill the Company's working capital requirements for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate its growth both organically and through acquisition. There can, however, be no assurance that the above transaction will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     As reflected in the Company's 10-KSB for the fiscal year ended January 31, 2002, a complaint was filed against the Company on February 23, 2001, in the United States District Court for the Southern District of New York on behalf of GEM Advisors, Inc. ("GEM") seeking money damages in the amount of $100,000 together with interest from September 21, 2000, costs, disbursement and attorneys' fees. The complaint related to a $100,000 demand promissory note (the "Note") dated May 1, 2000 and payable to the order of GEM. The Note bore interest at a rate of 3% per annum and if payment was not made upon demand, the rate increased to 15% per annum from the date of demand through and including the date of payment. GEM was entitled to convert the unpaid balance and interest into shares of the Company's Common Stock if payment was not made on demand. Demand on the Note was made by GEM on September 21, 2000 and GEM sent the Company a conversion notice on December 18, 2000 electing to convert the Note into 179,643 shares of the Company's Common Stock. The Note was subsequently converted and a share certificate was delivered to GEM, which GEM returned to the Company contending that the timeliness of the delivery of the share certificate violated the terms of related Note agreements.

     In response, the Company filed an answer on or about April 16, 2001, denying that any amounts were owing under the Note, and denying liability under GEM's remaining causes of action. It was the Company's position that GEM made a binding election to convert unpaid amounts due under the Note into shares of the Company's Common Stock, and that the Company's tender of the share certificate to GEM, and GEM's acceptance and retention of the share certificate, fully satisfied the Company's obligations under the Note and discharged the Company from any further liability under the Note.

     The parties entered into a Settlement Agreement in May 2002 that obligates the Company to pay GEM an aggregate of $50,000 in four equal installments during 2002. GEM in turn has agreed to return the 179,643 shares of the Company's Common Stock (the "GEM Shares") to the Company. The Company has assigned its right to acquire the GEM Shares to an unaffiliated third party who will acquire the GEM Shares directly from GEM for $25,000. Such $25,000 shall reduce the Company's settlement obligation to $25,000 from $50,000. On May 23, 2002, the Judge signed an Order that discontinued GEM's action with prejudice.

Item 2.  Changes in Securities.

     There have been no changes in securities during the period.

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     None

EXHIBITS

(a)  Exhibits

Exhibit
Number                        Description of Exhibit
-------                       ----------------------

10.1 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.2 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.3 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.4 Overdraft Facility, dated October 29, 2001, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

10.5 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit
          10.12 of the Company's  Annual Report on Form 10-KSB filed October 15,
          1999).

10.6 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.7 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.9 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC (incorporated by reference from Exhibit 10.21 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INVU, INC.
                                          (Issuer)



Date:    June 14, 2002                    By: /s/ David Morgan
                                             -----------------------------------
                                             David Morgan, President &
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date:     June 14, 2002                   By: /s/ John Agostini
                                             -----------------------------------
                                             John Agostini, Vice President-Chief
                                             Financial Officer & Secretary
                                             (Principal Financial Officer)

                               INDEX TO EXHIBITS


Exhibit
Number                        Description of Exhibit
-------                       ----------------------

10.1 Overdraft Facility, dated July 19, 2000, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.2 Corporate Guarantee, dated July 18, 2000, by and among the Company, Invu Plc, Invu Services Limited, Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB filed September 19,
         2000).

10.3 Debenture, dated July 13, 2000, by and between Invu International Holdings Limited and the Bank of Scotland (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB filed September 19, 2000).

10.4 Overdraft Facility, dated October 29, 2001, by and between the Company and the Bank of Scotland (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB filed December 14, 2001).

10.5 Investment Agreement, dated August 23, 1999, among the Company, David Morgan, John Agostini, Paul O'Sullivan, Alan David Goldman, and Vertical Investments Limited (incorporated by reference from Exhibit
          10.12 of the Company's  Annual Report on Form 10-KSB filed October 15,
          1999).

10.6 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.13 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.7 Loan Stock Instrument, dated as of August 23, 1999, by the Company in favor of Alan David Goldman and Vertical Investments Limited (incorporated by reference from Exhibit 10.14 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.8 Supplemental Agreement, dated as of August 23, 1999, among the Company, Vertical Investments Limited, Alan David Goldman, David Morgan, John Agostini, Paul O'Sullivan, INVU Services Limited and Tom Maxfield (incorporated by reference from Exhibit 10.15 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

10.9 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC (incorporated by reference from Exhibit 10.21 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).