Form 10QSB
period 2002-07-31
INVU INC
filed 2002-09-16
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                               ------------------

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________.

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

As of September 13, 2002 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                                        INVU, INC.

                                                       July 31, 2002

                                                           INDEX

                                                                                                                  Page No.
                                                                                                                  --------

PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of July 31, 2002......................................................F-2

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

PART II. OTHER INFORMATION...............................................................................................9

         Item 1.  Legal Proceedings......................................................................................9
         Item 2.  Changes in Securities..................................................................................9
         Item 3.  Default Upon Senior Securities.........................................................................9
         Item 4.  Submission of Matters to a Vote of Security Holders....................................................9
         Item 5.  Other Information......................................................................................9
         Item 6.  Exhibits and Reports on Form 8-K......................................................................10

SIGNATURES.............................................................................................................S-1
EXHIBIT INDEX..........................................................................................................E-1




CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES

JULY 31, 2002

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


-------------------------------------------------------------------------------------------------------------

                                                                                      July 31,    January 31,
                                                                                          2002           2002
                                                                                   (unaudited)
                                                                                             $              $

ASSETS

Current assets
Accounts receivable:
  Trade, net                                                                         1,063,515        936,442
  VAT recoverable and other                                                             22,491         19,582
Inventories                                                                            134,056         78,782
Prepaid expenses                                                                        96,205         85,796
                                                                                    -----------    -----------
Total current assets                                                                 1,316,267      1,120,602
                                                                                    -----------    -----------
Equipment, furniture and fixtures
Computer equipment                                                                     247,716        148,579
Vehicles                                                                               318,036        287,722
Office furniture and fixtures                                                          113,488        100,897
                                                                                    -----------    -----------
                                                                                       679,240        537,198

Less accumulated depreciation                                                          343,664        244,266
                                                                                    -----------    -----------
                                                                                       335,576        292,932
                                                                                    -----------    -----------
Intangible assets                                                                      104,147        117,775
                                                                                    -----------    -----------
                                                                                     1,755,990      1,531,309
                                                                                    ===========    ===========
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             692,839        276,203
Current maturities of long-term obligations                                          3,775,620      2,945,681
Accounts payable                                                                       581,307        506,161
Accrued liabilities                                                                    877,333        610,290
Deferred revenue                                                                       171,316        216,848
                                                                                    -----------    -----------
Total current liabilities                                                            6,098,415      4,555,183
                                                                                    -----------    -----------
Long-term obligations, less current maturities                                       1,680,928      2,093,740

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (7,771,471)    (7,086,082)
Accumulated other comprehensive income                                                   1,895        222,245
                                                                                    -----------    -----------
                                                                                    (6,023,353)    (5,117,614)
                                                                                    -----------    -----------
                                                                                     1,755,990      1,531,309
                                                                                    ===========    ===========
The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------
                                                 For the three months ended           For the six months ended
                                                 July 31,          July 31,         July 31,         July 31,
                                                     2002              2001             2002             2001
                                              (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                        $                 $                $                $

Revenues                                          601,255           393,139        1,013,606          695,155

Expenses:
Production cost                                    49,794            75,073          106,284          100,775
Selling and distribution cost                     238,836           154,993          440,745          348,039
Research and development cost                     173,865           116,430          351,056          229,889
Administrative costs                              327,888           277,079          576,708          479,042
                                               -----------       -----------      -----------      -----------
Total operating expenses                          790,383           623,575        1,474,793        1,157,745
                                               -----------       -----------      -----------      -----------
Operating loss                                   (189,128)         (230,436)        (461,187)        (462,590)

Other income (expense)
Interest, net                                    (118,101)          (46,760)        (224,202)         (97,469)
                                               -----------       -----------      -----------      -----------
Total other expense                              (118,101)          (46,760)        (224,202)         (97,469)
                                               -----------       -----------      -----------      -----------
Loss before income taxes                         (307,229)         (277,196)        (685,389)        (560,059)

Income taxes                                            -                 -                -                -
                                               -----------       -----------      -----------      -----------
Net loss                                         (307,229)         (277,196)        (685,389)        (560,059)
                                               ===========       ===========      ===========      ===========
Weighted average shares outstanding:

Basic and Diluted                              30,386,539        30,386,539       30,386,539       30,386,539
                                               ===========       ===========      ===========      ===========
Net loss per common share

Basic and Diluted                                  (0.01)            (0.01)           (0.02)           (0.02)
                                               ===========       ===========      ===========      ===========








The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                                                                  other
                                                      Common stock          Accumulated   comprehensive               Comprehensive
                                                  Shares       Amount         deficit            income       Total            loss
                                                                    $               $                 $           $               $

Balance at January 31, 2002                      30,386,539   1,746,223      (7,086,082)        222,245   (5,117,614)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                                 -           -               -        (220,350)    (220,350)    (220,350)
  Net loss for the period (unaudited)                     -           -        (685,389)              -     (685,389)    (685,389)
                                                                                                                      --------------
Total comprehensive income (unaudited)                                                                                   (905,739)

                                                ------------ -----------    ------------    ------------  -----------
Balance at July 31, 2002 (unaudited)             30,386,539   1,746,223      (7,771,471)          1,895   (6,023,353)
                                                ============ ===========    ============    ============  ===========














The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
                                                                                    For the six months ended
                                                                                   July 31, 2002     July 31, 2001
                                                                                     (unaudited)       (unaudited)
                                                                                   $                 $

Net cash flows used in operating activities
  Net loss during the period                                                       (685,389)         (560,059)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                                    93,527            55,504
    Loss on disposal of assets                                                            -             1,049
Changes in:
    Accounts receivable                                                             (27,447)         (356,478)
    Inventories                                                                     (44,066)          (11,060)
    Prepaid expenses                                                                 (1,284)           36,090
    Accounts payable                                                                 20,469          (175,857)
    Accrued liabilities                                                             126,048            59,370
                                                                                   ---------        ----------
Net cash used in operating activities                                              (518,142)         (951,441)
                                                                                   ---------        ----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                                            (80,156)          (10,607)
  Acquisitions of intangible assets                                                       -          (143,900)
                                                                                   ---------        ----------
Net cash used in investing activities                                               (80,156)         (154,507)
                                                                                   ---------        ----------
Cash flows provided by financing activities:
  Short-term credit facility                                                        363,548          (300,216)
  Borrowings received from notes payable                                            277,198         1,459,000
  Repayment of borrowings                                                           (24,119)          (26,383)
  Principal payments on capital lease                                               (23,190)          (25,742)
                                                                                   ---------        ----------
Net cash provided by financing activities                                           593,437         1,106,659
                                                                                   ---------        ----------
Effect of exchange rate changes on cash                                               4,861              (711)
                                                                                   ---------        ----------
Net decrease in cash                                                                      -                 -
Cash at beginning of period                                                               -                 -
                                                                                   ---------        ----------
Cash at end of period                                                                     -                 -
                                                                                   =========        ==========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                           76,000            60,000






The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the six month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $6,023,353 at July 31, 2002 and the Company had negative cash flows from operations of $518,142 for the six months to July 31, 2002. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       NOTE C - SHORT-TERM CREDIT FACILITY

The  Company  has  a  $312,440   ((pound)200,000)  (January  31,  2002  $282,660
((pound)200,000)), 6% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at July 31, 2002 was $302,289 ((pound)193,502), (January 31, 2002
$276,203 ((pound)195,431)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for review on September 30, 2002.

The  Company  also  has a  $390,550  ((pound)250,000)  (January  31,  2002  $nil
((pound)nil)), base rate plus 3% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at July 31, 2002 was $390,550 ((pound)250,000), (January 31, 2002
$nil ((pound)nil)). The amount drawn is payable on demand at the bank's discretion. The facility is due for review in December 2002.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                         NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at July 31, 2002 and January 31, 2002, consist of the following:


                                                                                      July 31,    January 31,
                                                                                          2002           2002
                                                                                   (unaudited)
                                                                                             $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,687 per month ((pound)3,000)                                                      801,428        735,818

4% above  Libor rate  (Libor  rate was 4.03% and 4% at July 31, 2002 and January
31,  2002  respectively)  notes  payable to an  English  bank,  monthly  payment aggregating to (pound)500,  matured in March 2002,  collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments
Limited                                                                                      -            940

4% above  Libor rate  (Libor  rate was 4.03% and 4% at July 31, 2002 and January
31,  2002  respectively)  notes  payable to an English  bank,  monthly  payments aggregating to (pound)1,333, maturing in June 2004, collateralised by all assets
of  the  Company,   unlimited   multilateral   guarantees   between   subsidiary
undertakings and a corporate guarantee given by Vertical  Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85%
of the outstanding balance                                                              52,073         56,530

2% above the bank's base rate notes payable to an English bank, monthly payments aggregating to (pound)50,000,  starting in November 2002 and maturing in October
2003,  collateralised  by all  assets  of the  Company,  unlimited  multilateral guarantees between subsidiary undertakings and a corporate
guarantee given by Vertical Investments Limited                                        937,320        847,980

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                     159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                         1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                         500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above             300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                     550,000        275,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                156,727        164,153
                                                                                    -----------    -----------
                                                                                     5,456,548      5,039,421
Less current maturities                                                             (3,775,620)    (2,945,681)
                                                                                    -----------    -----------
                                                                                     1,680,928      2,093,740
                                                                                    ===========    ===========

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

Scheduled maturities of long-term obligation are as follows:

Year ending July 31,                                                $

2003                                                        3,775,620
2004                                                          302,413
2005                                                          577,083
2006                                                                -
2007                                                          801,432

                                                       --------------
                                                            5,456,548
                                                       ==============

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

Interest amounting to $227,950 has been accrued to July 31, 2002 (January 31, 2002 $172,383) in respect of the A and B Convertible Notes 1999-2002.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus interest after August 23, 2002 upon receipt of 30 days written notice from the Company or the Investors. At July 31, 2002 the outstanding principal could have been converted into 1,723,077 common shares.

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

The convertible debentures are secured by a second charge over the Company's assets.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                                                     July 31,     January 31,
                                                                                         2002            2002
                                                                                  (Unaudited)
                                                                                            $               $

Vehicles                                                                              318,036         287,722
Less accumulated depreciation                                                        (188,326)       (134,410)

                                                                                     ---------       ---------
                                                                                      129,710         153,312
                                                                                     =========       =========

Scheduled maturities of minimum lease payments are as follows:

Period ending July 31,                                                                                      $


2003                                                                                                  130,329
2004                                                                                                   45,903
                                                                                                -------------
                                                                                                      176,232

Less amount representing interest                                                                      19,505

                                                                                                -------------
Present value of net minimum lease payments                                                           156,727
                                                                                                =============

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       NOTE E - RELATED PARTY TRANSACTIONS

At July 31, 2002 David Morgan owed $22,491 ((pound)14,397) (January 31, 2002 $19,584 ((pound)13,857)) to the Company. The maximum liability during the period amounted to $22,491 and the interest charge amounted to $Nil (January 31, 2002 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who is a potential beneficiary of a discretionary trust, the rest of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $23,814 in the three months to July 31, 2002 (Year to January 31, 2002 $136,340) and the balance owed by the Company at July 31, 2002 was $10,738 (January 31, 2002 $6,477).

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


evaluating the impact the adoption of SFAS 144 will have on its financial position and results of operations, it does not expect such impact to be material.

In June, 2002, the FASB issued Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 replaces previous accounting guidance provided by EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", and requires companies to recognize costs associated with Exit or disposal activities only when a liability for these costs are incurred (subsequent to a commitment to a plan) rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other initiated after December 31, 2002. Although management believes the adoption of SFAS 146 will not have a material impact on the Company's financial statements, adoption of the Statement will result in timing differences in the recognition and measurement of expenses relating to exit and disposal activities.

                           NOTE G - SUBSEQUENT EVENTS

Since July 31, 2002 the Company has entered into an agreement with The Britech Fund ("Britech") and Smashing Concepts Limited for a software development project. Britech has agreed to provide funds by conditional grant for the implementation of the project in an amount equal to the lesser of (pound)310,000 (US$484,282) or 50% of the actual expenditures on the project. Such amount will be divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$110,916) from Britech. Britech is required to make an additional payment of (pound)66,000 (US$103,105) to the Company after six months subject to completion of the "integration phase" of the project, and Britech will make a final payment of (pound)18,000 (US$28,120) to the Company upon the completion of the project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the project, as well as make certain royalty payments to Britech based on sales of a patented products developed during the course of the project. Additionally, the Company and Smashing Concepts are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the project.

On August 23, 2002, INVU International Holdings Limited ("Holdings"), a wholly-owned subsidiary of the Company, entered into an Agreement for the Sale, Purchase and Transfer of Shares (the "Agreement) pursuant to which Holdings agreed to purchase all of the issued and outstanding stock (the "Corsham Stock") of Corsham Holding B.V., a company incorporated under Dutch law ("Corsham"), from B.V. Holding Maatschappij "De Hondsrug," a company incorporated under Dutch law ("B.V. Holding"). In consideration for the Corsham Stock, Holdings agreed to
(i) assume an aggregate of (Euro) 3,006,294 (US$2,923,928) of debt owed by B.V. Holding to Corsham and (ii) make a cash payment equal to (Euro) 965,544 (US$939,090) to B.V. Holding. The Agreement provides that the acquisition of the Corsham Stock would be effective as of August 23, 2002. The purchase price for the Corsham Stock was based on the net asset value of Corsham on August 23, 2002, as set forth in Corsham's balance sheet, plus an amount equal to 18.5% of Corsham's net profits before taxes for the financial year 2002 through August 23, 2002.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among Holdings, B.V. Holding and Corsham (the "Second Agreement"), Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to
(i) make a cash payment  equal to (Euro)  965,544  (US$950,385)  to Holdings and
(ii) reduce the debt owed by Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro) 1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to Holdings, which amount shall be loaned to Corsham by Holdings pursuant to a Loan Agreement entered into by Holdings and Corsham dated as of September 6, 2002. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that Holdings received from independent accounting firms.

The distribution and technology transfer rights licensed to Corsham will be written down on the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. The Company anticipates that as a result of this transaction the cash holdings of the INVU group will increase by approximately (pound)360,000 (US$562,000).

Additionally, Holdings has changed the corporate name of Corsham to INVU Netherlands BV.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the
"Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "forecast," "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in the Company's Form 10-KSB for the fiscal year ending January 31, 2003 or in this Form 10-QSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns;
(4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; (8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; and (11) if the
Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         In November  1999,  management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the UK. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. Having now recruited 127 resellers, the Company continues to monitor all existing resellers to ensure that they meet the stringent INVU accreditation requirements. The Company continues its aggressive VAR recruitment campaign, and having recruited 7 new resellers in the quarter ended July 31, 2002, management expects to recruit a further 15 VARs by January 31, 2003.

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

         Together with the steady increase in adoption of the INVU range of products by companies in the small/medium enterprise market, management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, among others, Hansa Capital, Bradford & Bingley, Kraft, Inland Revenue, Universal Music Group, Millfield Partnership Limited, Samsung, Brewin Dolphin, and Mysis Financial Solutions.

         The Company has made significant progress with regard to an Original Equipment Manufacture (OEM) opportunity with Xerox. As an Independent Software Vendor, INVU has been designated as a Xerox Business Partner. Utilizing Xerox SDK (software development kits), the Company has now developed software that provides seamless integration with the Xerox Document Centre Range, of which 55,000 machines are currently in use in the UK. INVU has undertaken sales training of key Xerox sales personnel and joint sales initiatives are continuing. The INVU enhanced Document Centre is branded "VU Centre." Xerox's largest European dealer, Printware Limited, is providing a full priced five-user version of "VU Centre" with every Xerox Docucentre it sells.

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

         The Company believes its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors. The international market for document technologies is forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM Report: State of the Document Technologies Market 1997-2003 prepared by IDC for the Gartner Group, and management believes that it has the ability to be a major provider of information management to businesses world-wide. Management believes that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows.

         Throughout the three months ended July 31, 2002, the Company has continued to develop its software products.

         Version 5.2 of the Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, contains the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM and AdobeTM file types and scanned images. This functionality automatically allows a user to keyword search all existing documents in the system. This release also contains a Microsoft Office Add-In, which allows integration with

Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It also allows users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" has also been released alongside Version 5.2. The "Sequential Workflow Module" allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module is a generic adaptation of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module is designed to be customer friendly and easy to use. This is a separate 5.2 Module, which, when integrated with Version 5.2, is sold as INVU Series 250, and charged accordingly. Initial sales of this product have been encouraging and inquiry levels for Series 250 are increasing.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application, or an image of an x-ray can be retrieved directly from a patient records application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. Sales of the "codefree" module have increased significantly, with one in three INVU installations employing this technology. Management expects this trend to continue particularly now that the new enhanced version of "codefree" has been released into the market.

         INVU i200 (formerly codenamed Series 2000 or INVU WEBFAST) allows global access to retrieve, view, edit, and file information via the web. This product was also released in beta format to several end users in quarter four of the last fiscal year and quarter one of the Current Fiscal Year. The full product release, originally scheduled for quarter two of the Current Fiscal Year has been delayed until quarter three of the Current Fiscal Year. Management believes that this product forms the basis of future developments for many of its existing and future end users. In the opinion of management, with this technology INVU now offers key functionality that is comparable to the world's most established document and content management solutions, but at a significantly lower price level.

         Development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second quarter of the fiscal year ended January 31, 2002 and further development has taken place during the Current Fiscal Year. Full text retrieval technology is already available within the latest release of Series 200 and Series 250 but INVU is developing technology, which allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet.

         As stated in the Form 10QSB for the quarter ended April 30, 2002, management decided not to integrate this technology within the latest release of INVU products and has instead considered the further wide-ranging applications for which this advanced technology can be utilized. An agreement was signed on August 1, 2002 between The Britech Foundation Limited and Smashing Concepts Ltd (an Israeli company) and INVU Inc. Britech is an Anglo-Israeli Government funding initiative concerning bilateral co-operation in private sector industrial research and development. INVU and Smashing Concepts put forward a joint proposal to develop a web based application that will enable financial services organisations to interrogate multiple data sources and, via an electronic filtration mechanism, provide highly sophisticated categorisation of information within pre-determined parameters. This will allow faster and more accurate retrieval of relevant data from which reliable decisions can be made. The combination of INVU's proven technology and that provided by Smashing Concepts has convinced Britech to invest nearly $500,000 into the project. INVU and Smashing Concepts will invest a similar amount between them, and the project should provide an end user solution within 18 months. Due to the cutting edge technology being developed, management expects further spin-off benefits to accrue which will complement the Company's current product portfolio.

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

         Results of Operations

         The following is a discussion of the results of operations for the six months ended July 31, 2002, compared with the six months ended July 31, 2001, with further comparison between the three months ended July 31, 2002 and the three months ended July 31, 2001, together with changes in financial condition during the six month period ended July 31, 2002.

         Total revenues increased by $208,116, or 53%, from $393,139, for the three months ended July 31, 2001 to $601,255, for the three months ended July 31, 2002, and by $318,451, or 46%, from $695,155, for the six months ended July 31, 2001 to $1,013,606 for the six months ended July 31, 2002. This increase in revenues reflects the Company's continued expansion of its customer base and the increasing awareness of the Company's software products in the market place.

         The net loss for the three months ended July 31, 2002 was $307,229, which is $30,033 or 11% more than the net loss for the corresponding period in fiscal year 2001 of $277,196, mainly due to increased interest expense of $71,341. The net loss for the six months ended July 31, 2002 was $685,389, an increase of $125,330, or 22%, from the corresponding period in fiscal year 2001 of $560,059, again mainly due to an increase in interest expense of $126,733.

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and despatch of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs as a percentage of total revenues were 8.3% and 10.5%, respectively, during the three and six months ended July 31, 2002 compared to 19.1% and 14.5%, respectively, during the same periods in fiscal year 2001. Despite the large increase in sales, production costs decreased $25,279, or 34%, during the three months ended July 31, 2002 compared to the same period in fiscal year 2001 and increased only $5,509, or 5.5%, during the six months ended July 31, 2002 compared to the same period in fiscal year 2001. These changes reflect the continued fall in production costs per unit due to economies of scale, mass production techniques and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs increased $83,843, or 54%, and $92,706, or 27%, respectively, during the three and six months ended July 31, 2002 compared to the same periods in fiscal year 2001. Selling and distribution costs as a percentage of total revenues were 40% and 43%, respectively, during the three and six months ended July 31, 2002 compared to 39% and 50%, respectively, during the same periods in fiscal year 2001. The changes over the comparable three and six month periods were due to the Company's re-focussed marketing to the SME sector in both 2001 and 2002, and costly trade shows and seminars to launch INVU Series 250 and the latest version of INVU Series 200

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility, and the subsequent general release to customers, have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased $57,435, or 49%, and $121,167, or 53%, respectively, during the three and six months ended July 31, 2002 compared to the same periods in fiscal year 2001. Research and development costs as a percentage of total revenues were 29% and 35%, respectively, during the three and six months ended July 31, 2002 compared to 30% and 33%, respectively, during the same periods in 2001. The relative stability of research and development expenditure as a percentage of sales over the comparable three and six month periods reflects the Company's continued investment in its current and future products. This investment in research and development has provided the recent launch of Series 250, the latest version of Series 200 and Advanced CodeFree Integration, and continued work on i200 and the Britech project.

         Administrative costs include the personnel and other costs of the administration, human resources and finance departments, together with property expenses, amortization of intangibles and depreciation of tangible assets. These costs increased $50,809, or 18%, during the three months ended July 31, 2002 and increased $97,666, or 20%, during the six months ended July 31, 2002, compared to the same periods in fiscal year 2001. Administrative costs as a percentage of total revenues had reduced to 54% and 57%, respectively, during the three and six months ended July 31, 2002 compared to 70% and 69%, respectively, during the same periods in fiscal year 2001. The dollar increases in administrative costs over the comparable three and six month periods was due to the Company's additional legal fees relating to the now settled dispute with GEM Advisors, Inc., amortization of intangible assets acquired in July 2001, and an increase in general administrative costs.

         During the three and six months ended July 31, 2002, the Company incurred net interest expense of $118,101 and $224,202, respectively, compared to net interest expense of $46,760 and $97,469, respectively, during the corresponding periods in fiscal year 2001. These increases are entirely due to increased bank and loan facilities. Management expects these costs to fall when additional investment funding is secured.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $1,316,267 at July 31, 2002, an increase of $195,665 compared to $1,120,602 at January 31, 2002. Working capital was negative $4,782,148 as of July 31, 2002, compared with negative $3,434,581 as of January 31, 2002. These changes are mainly due to increases in accounts receivable, inventories, short term credit facilities, accounts payable, accrued liabilities and current maturities of long term obligations.

         The Company has obtained a short term facility in the principal amount of $390,550 from Bank Leumi and convertible loans from Vertical Investments, an entity in which Daniel Goldman (a non-executive director) has an interest, in the aggregate principal amount of $275,000 during the six month period ended July 31, 2002. Management believes these facilities and loans will be repaid from the proceeds of future financings or, for the convertible loans, converted into common stock of the Company.

         Total assets of the Company were $1,755,990 at July 31, 2002, an increase of $224,681 compared to $1,531,309 at January 31, 2002. This increase in total assets is attributable to increases in fixed assets of $42,644 and current assets of $195,665, and a decrease in intangible assets of $13,628.

         The total current liabilities of the Company increased by $1,543,232 from $4,555,183 at January 31, 2002 to $6,098,415 at July 31, 2002. This
increase in current liabilities is due to an increase in short term credit facilities of $416,636 mainly as a result of the Bank Leumi advance, and increases in current maturities of long-term obligations of $829,939, accounts payable of $75,146 and accrued liabilities of $267,043. Deferred revenue has decreased by $45,532. These changes continue to reflect the Company's current reliance on short term credit facilities and loan finance. Long-term obligations less current maturities were $1,680,928 at July 31, 2002 compared to $2,093,740 at January 31, 2002.

         Total stockholders' equity decreased by $905,739 during the six month period ended July 31, 2002 from a deficit of $5,117,614 at January 31, 2002 to a deficit of $6,023,353 at July 31, 2002. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products as the Company has now moved to an operational stage.

         Financing Management's Plan of Operation

         The Company remains committed to raising the necessary funds to enable the business to fulfill its potential and is engaged in or presently pursuing the following financing transactions.

         The Company has a $312,440 short-term credit facility with an annual interest rate currently of 6% with an English bank. The amount drawn against the facility at July 31, 2002 was $302,289. This facility is due for review on September 30, 2002. The Company believes that at such maturity date the facility will be extended. The Company's bank also provided a further credit facility of $937,320 in October 2001 by way of notes payable with monthly repayments of $78,110 commencing in November 2002 until October 2003. This facility currently bears interest at the rate of 6% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest.

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

         In June 2002, the Company secured a short term credit facility of $390,550 from Bank Leumi at an interest rate of 3% above the UK bank base rate. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company has an interest. The amount drawn against the facility at July 31, 2002 was $390,550 . The amount drawn is payable on demand at the bank's discretion. The facility is due for review in December 2002.

         On May 24, 1999, the Government of the United Kingdom of Great Britain and Northern Ireland and the Government of the State of Israel signed an agreement concerning the bilateral co-operation of the two countries in private sector industrial research and development and establishing a United Kingdom-Israel Industrial Research and Development Fund, also known as The Britech Fund. As a result, the Company entered into a Co-operation and Project Funding Agreement on August 1, 2002 with Smashing Concepts Ltd., a software development company based in Israel ("Smashing Concepts"), and The Britech Foundation Limited, the non-profit administrator of The Britech Fund ("Britech"), pursuant to which Britech approved a proposal submitted jointly by the Company and Smashing Concepts for the financial support of a software development project between the two companies (the "Project").

         Britech agreed to provide funds by conditional grant for the implementation of the Project in an amount equal to the lesser of (pound)310,000 (US$484,282) or 50% of the actual expenditures on the Project (as contemplated in the approved budget of the Project). Such amount will be divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$110,916) from Britech. Britech is required to make an additional payment of (pound)66,000 (US$103,105) to the Company after six months subject to completion of the "integration phase" of the Project, and Britech will make a final payment of (pound)18,000 (US$28,120) to the Company upon the completion of the Project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the Project, as well as make certain royalty payments to Britech based on sales of a patented products developed during the course of the Project. Additionally, the Company and Smashing are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the Project.

         On August 23, 2002, INVU International Holdings Limited, a wholly-owned subsidiary of the Company ("INVU Holdings"), entered into an Agreement for the Sale, Purchase and Transfer of Shares (the "Agreement) pursuant to which INVU Holdings agreed to purchase all of the issued and outstanding stock (the "Corsham Stock") of Corsham Holding B.V., a company incorporated under Dutch law ("Corsham"), from B.V. Holding Maatschappij "De Hondsrug," a company incorporated under Dutch law ("B.V. Holding"). In consideration for the Corsham Stock, INVU Holdings agreed to (i) assume an aggregate of (Euro) 3,006,294 (US$2,923,928) of debt owed by B.V. Holding to Corsham and (ii) make a cash payment equal to (Euro) 965,544 (US$939,090) to B.V. Holding. The Agreement provides that the acquisition of the Corsham Stock would be effective as of August 23, 2002. The purchase price for the Corsham Stock was based on the net asset value of Corsham on August 23, 2002, as set forth in Corsham's balance sheet, plus an amount equal to 18.5% of Corsham's net profits before taxes for the financial year 2002 through August 23, 2002.

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which

INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU Holdings and Corsham dated as of September 6, 2002. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms.

         The distribution and technology transfer rights licensed to Corsham will be written down on the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. The Company anticipates that as a result of this transaction the cash holdings of the INVU group will increase by approximately (pound)360,000 (US$562,000).

         Additionally, INVU Holdings has changed the corporate name of Corsham to INVU Netherlands BV.

         This transaction, which was fully consummated on September 6, 2002, constituted the acquisition of a significant amount of assets otherwise in the ordinary course of business within the meaning of Item 2 of Form 8-K. The financial statements of Corsham and the pro-forma information required by Item 7 of Form 8-K are not yet available. The Company expects that such financial statements will be completed and filed pursuant to a Current Report on Form 8-K within sixty (60) days after the filing of this Form 10-QSB.

          As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources. Management estimates the financing it is seeking, if consummated, would fulfill the Company's working capital requirements (not including the repayment of the Company's outstanding loans) for a period up to the point at which net sales revenues could sustain the Company's day to day operations and also enable the Company to further accelerate its growth both organically and through acquisition. There can, however, be no assurance that the above transaction will be consummated or that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

     The parties entered into a Settlement Agreement in May 2002 that obligated the Company to pay GEM an aggregate of $50,000 in four equal installments during 2002. GEM in turn has agreed to return the 179,643 shares of the Company's Common Stock (the "GEM Shares") to the Company or its assigns. The Company has assigned its right to acquire the GEM Shares to an unaffiliated third party who acquired the GEM Shares directly from GEM for $25,000. Such $25,000 reduced the Company's settlement obligation to $25,000 from $50,000. On May 23, 2002, the Judge signed an Order that discontinued GEM's action with prejudice. The Company has met all the requirements of the Settlement Agreement, and all obligations with regard to this matter have been discharged.

Item 2.  Changes in Securities.

     There have been no changes in securities during the period.

Item 3.  Default Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

         On August 23, 2002, INVU International Holdings Limited, a wholly-owned subsidiary of the Company ("INVU Holdings"), entered into an Agreement for the Sale, Purchase and Transfer of Shares (the "Agreement) pursuant to which INVU Holdings agreed to purchase all of the issued and outstanding stock (the "Corsham Stock") of Corsham Holding B.V., a company incorporated under Dutch law ("Corsham"), from B.V. Holding Maatschappij "De Hondsrug," a company incorporated under Dutch law ("B.V. Holding"). In consideration for the Corsham Stock, INVU Holdings agreed to (i) assume an aggregate of (Euro) 3,006,294 (US$2,923,928) of debt owed by B.V. Holding to Corsham and (ii) make a cash payment equal to (Euro) 965,544 (US$939,090) to B.V. Holding. The Agreement provides that the acquisition of the Corsham Stock would be effective as of August 23, 2002. The purchase price for the Corsham Stock was based on the net asset value of Corsham on August 23, 2002, as set forth in Corsham's balance sheet, plus an amount equal to 18.5% of Corsham's net profits before taxes for the financial year 2002 through August 23, 2002.

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU Holdings and Corsham dated as of September 6, 2002. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms.

         The distribution and technology transfer rights licensed to Corsham will be written down on the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. The

Company anticipates that as a result of this transaction the cash holdings of the INVU group will increase by approximately (pound)360,000 (US$562,000).

         Additionally, INVU Holdings has changed the corporate name of Corsham to INVU Netherlands BV.

         This transaction, which was fully consummated on September 6, 2002, constituted the acquisition of a significant amount of assets otherwise in the ordinary course of business within the meaning of Item 2 of Form 8-K. The financial statements of Corsham and the pro-forma information required by Item 7 of Form 8-K are not yet available. The Company expects that such financial statements will be completed and filed pursuant to a Current Report on Form 8-K within sixty (60) days after the filing of this Form 10-QSB.

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

10.10*+ Co-operation and Project Funding Agreement, dated as of August 1, 2002, between and among The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc.

10.11* Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V.

10.12* Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited.

10.13* Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

10.14* Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

10.15* Loan Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

99.1*     Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002

-----------------------
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              INVU, INC.
                                              (Issuer)



Date:    September 16, 2002                   By: /s/ David Morgan
                                                 -------------------------------
                                                 David Morgan, President &
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


Date:     September 16, 2002                  By: /s/ John Agostini
                                                 -------------------------------
                                                 John Agostini, Vice President-
                                                 Chief Financial Officer &
                                                 Secretary
                                                 (Principal Financial Officer)

            Certification Pursuant to Rules 13a-14 and 15d-14 of the
                  Securities Exchange Act of 1934, as amended

I, David Morgan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of INVU, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002
                                          By: /s/ David Morgan
                                             -----------------------------------
                                             David Morgan
                                             President & Chief Executive Officer


I, John Agostini, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of INVU, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 16, 2002
                                          By: /s/ John Agostini
                                             -----------------------------------
                                             John Agostini
                                             Vice President & Chief Financial
                                             Officer

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

10.10*+ Co-operation and Project Funding Agreement, dated as of August 1, 2002, between and among The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc.

10.11* Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V.

10.12* Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited.

10.13* Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

10.14* Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

10.15* Loan Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V.

99.1*     Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002

-----------------------
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission