Form 10QSB
period 2002-10-31
INVU INC
filed 2002-12-16
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________

                                   FORM 10-QSB
                               __________________

(Mark One)
[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002


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

         Issuer's telephone number, including area code: (01604) 859893
                                                        ---------------

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

                                                YES    X        NO
                                                    --------       --------

As of December 16, 2002 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
    ----------       -------------

                                   INVU, INC.

                                October 31, 2002

                                      INDEX

                                                                                                                  Page No.
                                                                                                                  --------


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of October 31, 2002...................................................F-2

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

                  Consolidated Statements of Deficit in Stockholders' Equity...........................................F-4

                  Consolidated Statements of Cash Flows................................................................F-5

                  Notes to Financial Statements........................................................................F-6

         Item 2.  Management's Discussion and Analysis or Plan of Operation..............................................1

         Item 3.  Controls and Procedures................................................................................8

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



CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES

OCTOBER 31, 2002

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------

                                                                                   October 31,    January 31,
                                                                                          2002           2002
                                                                                   (unaudited)
                                                                                             $              $

ASSETS

Current assets
Cash                                                                                   134,240              -
Accounts receivable:
  Trade, net                                                                         1,376,356        936,442
  VAT recoverable and other                                                             24,220         19,582
Inventories                                                                            126,728         78,782
Prepaid expenses                                                                       104,973         85,796
                                                                                    -----------    -----------
Total current assets                                                                 1,766,517      1,120,602
                                                                                    -----------    -----------
Equipment, furniture and fixtures
Computer equipment                                                                     264,563        148,579
Vehicles                                                                               263,747        287,722
Office furniture and fixtures                                                          115,205        100,897
                                                                                    -----------    -----------
                                                                                       643,515        537,198

Less accumulated depreciation                                                          340,039        244,266
                                                                                    -----------    -----------
                                                                                       303,476        292,932
                                                                                    -----------    -----------
Intangible assets                                                                       91,262        117,775
Goodwill                                                                             1,308,227              -

                                                                                    -----------    -----------
                                                                                     3,469,482      1,531,309
                                                                                    ===========    ===========
LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             693,227        276,203
Current maturities of long-term obligations                                          4,008,292      2,945,681
Accounts payable                                                                       558,106        506,161
Accrued liabilities                                                                    959,239        610,290
Deferred revenue                                                                       290,848        216,848
Taxation                                                                             1,781,931              -
                                                                                    -----------    -----------
Total current liabilities                                                            8,291,643      4,555,183
                                                                                    -----------    -----------
Long-term obligations, less current maturities                                       1,413,739      2,093,740

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (7,984,415)    (7,086,082)
Accumulated other comprehensive income                                                   2,292        222,245
                                                                                    -----------    -----------
                                                                                    (6,235,900)    (5,117,614)
                                                                                    -----------    -----------
                                                                                     3,469,482      1,531,309
                                                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


---------------------------------------------------------------------------------------------------------------
                                                 For the three months ended          For the nine months ended
                                              October 31,       October 31,      October 31,      October 31,
                                                     2002              2001             2002             2001
                                              (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                        $                 $                $                $


Revenues                                          677,229           361,672        1,690,835        1,056,827

Expenses:
Production cost                                    68,452            58,314          174,736          159,089
Selling and distribution cost                     239,201           184,929          679,946          532,968
Research and development cost                     170,985           144,608          522,041          374,497
Administrative costs                              286,435           242,998          863,146          722,040
                                               -----------       -----------      -----------      -----------
Total operating expenses                          765,073           630,849        2,239,869        1,788,594
                                               -----------       -----------      -----------      -----------
Operating loss                                    (87,844)         (269,177)        (549,034)        (731,767)

Other income (expense)
Interest, net                                    (125,097)         (144,010)        (349,299)        (241,479)
                                               -----------       -----------      -----------      -----------
Total other expense                              (125,097)         (144,010)        (349,299)        (241,479)
                                               -----------       -----------      -----------      -----------
Loss before income taxes                         (212,941)         (413,187)        (898,333)        (973,246)

Income taxes                                            -                 -                -                -
                                               -----------       -----------      -----------      -----------
Net loss                                         (212,941)         (413,187)        (898,333)        (973,246)
                                               ===========       ===========      ===========      ===========
Weighted average shares outstanding:

Basic and Diluted                              30,386,539        30,386,539       30,386,539       30,386,539
                                               ===========       ===========      ===========      ===========
Net loss per common share

Basic and Diluted                                  (0.01)            (0.01)           (0.03)           (0.03)
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


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                           other
                                               Common stock          Accumulated   comprehensive                    Comprehensive
                                           Shares         Amount         deficit          income          Total              loss
                                                               $               $               $              $                 $


Balance at January 31, 2002              30,386,539      1,746,223      (7,086,082)        222,245     (5,117,614)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                        -              -               -        (219,953)      (219,953)         (219,953)
  Net loss for the period (unaudited)            -              -        (898,333)              -       (898,333)         (898,333)
                                                                                                                     ---------------
Total comprehensive income (unaudited)                                                                                  (1,118,286)
                                                                                                                     ===============
                                        ------------   ------------    ------------    ------------   -----------
Balance at October 31, 2002
 (unaudited)                             30,386,539      1,746,223      (7,984,415)         2,292     (6,235,900)
                                        ============   ============    ============    ============   ===========










The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------
                                                                                   For the nine months ended
                                                                                October 31,       October 31,
                                                                                       2002              2001
                                                                                (unaudited)       (unaudited)
                                                                                          $                 $


Net cash flows used in operating activities
  Net loss during the period                                                       (898,333)         (973,246)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                                   143,102            95,114
    (Profit)/loss on disposal of assets                                                (374)            1,049
Changes in:
    Accounts receivable                                                            (326,914)         (436,973)
    Inventories                                                                     (37,745)            1,520
    Prepaid expenses                                                                 (9,549)           60,392
    Accounts payable                                                                 (2,111)         (141,473)
    Accrued liabilities                                                             319,451           223,876
    Taxation                                                                        (17,524)                -
                                                                                  ----------       -----------
Net cash used in operating activities                                              (829,997)       (1,169,741)
                                                                                  ----------       -----------
Cash flows provided by investing activities:
  Acquisitions of property and equipment                                            (98,954)          (20,923)
  Disposals of property and equipment                                                13,449                 -
  Acquisitions of intangible assets                                                       -          (143,830)
  Acquisition of subsidiary                                                         478,338                 -
                                                                                  ----------       -----------
Net cash provided by investing activities                                           392,833          (164,753)
                                                                                  ----------       -----------
Cash flows provided by financing activities:
  Short-term credit facility                                                        370,089          (545,856)
  Borrowings received from notes payable                                            277,690         1,959,000
  Repayment of borrowings                                                           (30,569)          (22,055)
  Principal payments on capital lease                                               (53,825)          (37,505)
                                                                                  ----------       -----------
Net cash provided by financing activities                                           563,385         1,353,584
                                                                                  ----------       -----------
Effect of exchange rate changes on cash                                               8,019           (19,090)
                                                                                  ----------       -----------
Net increase in cash                                                                134,240                 -
Cash at beginning of period                                                               -                 -
                                                                                  ----------       -----------
Cash at end of period                                                               134,240                 -
                                                                                  ==========       ===========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                          120,000           125,879

Non cash items during the period:
  Taxation liability assumed on acquisition                                       1,750,108                 -



The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the nine month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the full year.

                          NOTE A - COMPANY DESCRIPTION

INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). Holdings has one subsidiary of its own, INVU Netherlands BV (formerly Corsham Holding BV). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company for the UK market. INVU Netherlands BV is the sales, marketing and trading company for the Benelux market and holds the licence to the Benelux intellectual property rights to the INVU software. Holdings holds the intellectual property rights to the INVU software.

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $6,235,900 at October 31, 2002 and the Company had negative cash flows from operations of $829,997 for the nine months to October 31, 2002. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       NOTE C - SHORT-TERM CREDIT FACILITY

The  Company  has  a  $312,900   ((pound)200,000)  (January  31,  2002  $282,660
((pound)200,000)), 6% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at October 31, 2002 was $302,102 ((pound)193,098), (January 31, 2002 $276,203 ((pound)195,431)). The amount drawn is payable on demand at the bank's discretion. The credit facility is currently under review.

The  Company  also  has a  $391,125  ((pound)250,000)  (January  31,  2002  $nil
((pound)nil)), base rate plus 3% short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which a non-executive director of this Company has an interest. The amount drawn against the facility at October 31, 2002 was $391,125 ((pound)250,000), (January 31, 2002 $nil ((pound)nil)). The amount drawn is payable on demand at the bank's discretion. The facility is due for review in December 2002.

                         NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at October 31, 2002 and January 31, 2002, consist of the following:

                                                                                           October 31,    January 31,
                                                                                                  2002           2002
                                                                                           (unaudited)
                                                                                                     $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,687 per month ((pound)3,000)                                                             803,079        735,818

4% above Libor rate (Libor rate was 3.97% and 4% at October 31, 2002 and January
31,  2002  respectively)  notes  payable to an  English  bank,  monthly  payment aggregating to (pound)500,  matured in March 2002,  collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments
Limited                                                                                              -            940

4% above Libor rate (Libor rate was 3.97% and 4% at October 31, 2002 and January
31,  2002  respectively)  notes  payable to an English  bank,  monthly  payments aggregating to (pound)1,333, maturing in June 2004, collateralised by all assets
of  the  Company,   unlimited   multilateral   guarantees   between   subsidiary
undertakings and a corporate guarantee given by Vertical  Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85%
of the outstanding balance                                                                     45,892         56,530

2% above the banks base rate notes payable to an English bank,  monthly payments aggregating to (pound)50,000, starting in November 2002 (the repayment terms for this loan are  currently  being  renegotiated  with the  Company's  bankers) and maturing in October 2003, collateralised by all assets of the Company, unlimited multilateral guarantees between subsidiary undertakings
and a corporate guarantee given by Vertical Investments Limited                               938,700        847,980

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                                    600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                        400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                            159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                                1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                                500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above                    300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                            550,000        275,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                       125,360        164,153
                                                                                           ----------     -----------

                                                                                            5,422,031      5,039,421
Less current maturities                                                                    (4,008,292)    (2,945,681)
                                                                                           -----------    -----------
                                                                                            1,413,739      2,093,740
                                                                                           ===========    ===========


Scheduled maturities of long-term obligation are as follows:

Year ending October 31,                                                     $

2003                                                                4,008,292
2004                                                                   35,660
2005                                                                  575,000
2006                                                                        -
2007                                                                  803,079

                                                               --------------
                                                                    5,422,031
                                                               ==============

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

Interest amounting to $247,914 has been accrued to October 31, 2002 (January 31, 2002 $172,383) in respect of the A and B Convertible Notes 1999-2002.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus interest after August 23, 2002 upon receipt of 30 days written notice from the Company or the Investors. At October 31, 2002 the outstanding principal could have been converted into 1,723,077 common shares.

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                  October 31,     January 31,
                                                         2002            2002
                                                  (Unaudited)
                                                            $               $

Vehicles                                              263,747         287,722
Less accumulated depreciation                        (165,160)       (134,410)
                                                 -------------    ------------
                                                       98,587         153,312
                                                 =============    ============

Scheduled maturities of minimum lease payments are as follows:

Period ending October 31,                                                   $

2003                                                                  124,096
2004                                                                   15,715
                                                                     --------
                                                                      139,811

Less amount representing interest                                      14,451

                                                                     --------
Present value of net minimum lease payments                           125,360
                                                                     ========

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

                              NOTE E - ACQUISITIONS

On August 23, 2002, the Group acquired 6,625,000 ordinary shares at a nominal value per share of $0.44 ((euro)0.45) in Corsham Holding BV representing 100% of the outstanding common shares of the company. Subsequent to the acquisition, Corsham Holding BV changed its name to INVU Netherlands BV. Prior to the acquisition, the trading assets of the company were removed and no continuing revenues are expected to be generated.

The results of INVU Netherlands BV's operations have been included in the consolidated financial statements since that date. Management believes that the acquisition of INVU Netherlands BV will allow the Group to expand into Europe with the advantage of generating cash and the possibility of creating tax savings.

The aggregate purchase price was $4,195,778, including $1,271,769 of cash and the assignment of an intercompany liability from the vendor of $2,924,009.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                                At
                                                          August 23, 2002
                                                                        $

Current assets                                                  4,674,117
Total liabilities assumed                                      (1,750,108)
                                                               -----------
Net assets acquired                                             2,924,009
Goodwill                                                        1,271,769
                                                               -----------
Total consideration                                             4,195,778
                                                               ===========

The Group paid more for the Company than the value of the net assets because they believe that the current tax liability can be reduced via their expansion into Europe. Of the total amount of goodwill, $nil is expected to be deductible for tax purposes.

                       NOTE F - RELATED PARTY TRANSACTIONS

At October 31, 2002, David Morgan owed $22,790 ((pound)14,567) (January 31, 2002 $19,584 ((pound)13,857)) to the Company. The maximum liability during the period amounted to $22,790 and the interest charge amounted to $Nil (January 31, 2002 $Nil).

The Company made purchases during the period under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who is a potential beneficiary of a discretionary trust, the res of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $8,256 in the three months to October 31, 2002 (Year to January 31, 2002 $136,340) and the balance owed by the Company at October 31, 2002 was $1,195 (January 31, 2002 $6,477).

During the period, the Company paid Peter Fraser, a minority shareholder of the Company, $62,574 for advisory services relating to the acquisition of Corsham Holding BV.

                          NOTE G - RECENT PRONOUNCEMENT

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

The Company adopted SFAS 141 on February 1, 2002, as permitted by the new statement. The Company now no longer amortizes goodwill and other indefinite lived intangible assets. The Company will test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. Other than in those periods in which the Company may record an asset impairment, the Company expects that the adoption of SFAS 142 will not impact its financial position or its results of operations.

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

                          NOTE H - CONTINGENT LIABILITY

During the period there was a transfer of intellectual property between group companies at a value of $38,754,351. This transfer eliminates on consolidation. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability but no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

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

         The Company develops, markets and sells fully scalable software (under the brand name of INVU) for the electronic management of all types of information and documents, such as forms, correspondence, literature, faxes, e-mail, technical drawings, electronic files and web pages. Management believes that the INVU software strongly adheres to the Company's brand values of ease of use, quality and price performance.

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company continues to increase its number of third party value added resellers. Management considers both branding and product positioning fundamental to attaining the market share required to profitably achieve its objective of becoming a leading supplier of information and document management software.

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

         In November  1999,  management  decided to adopt a value added reseller
(VAR) model for sales of its professional range in the UK. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3000, with a recurring annual fee thereafter. The Company continues to monitor its resellers to ensure that they meet the stringent INVU accreditation requirements, and consequently has cut a third of its former resellers that no longer meet these requirements. The Company continues its aggressive VAR recruitment campaign, and having recruited nine new resellers during the quarter ended October 31, 2002, management expects to recruit a further eight VARs by January 31, 2003.

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

         Together with the steady increase in adoption of the INVU range of products by companies in the small/medium enterprise market, management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, among others, Centrica, Persimmon Homes, Maersk Group, Universal Music Group, Millfield Partnership Limited, Rothschild Bank Switzerland, Deloitte & Touche, MAN Financial and Mysis Financial Solutions.

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

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and
Marketing), has given INVU an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities. Management believes that the increased experience in the document management sector of its sales team and resellers together with their proven ability to develop and grow sales revenue continues to be the key factors in the development of the Company. Most current resellers have now attended the INVU bespoke sales training course, which has proved extremely successful in terms of lead generation and conversion. Management expects continued sales growth during the fiscal year ended January 31, 2003 (the "Current Fiscal Year") and beyond.

         Following the successful acquisition of Corsham Holding B.V, whose name has now been changed to INVU Netherlands B.V., the Company now has representation in Amsterdam, Holland. A country manager has been recruited, who is directed by and responsible to the UK board. Sales opportunities have already been identified and the first Dutch reseller has been appointed.

         INVU has also appointed representatives in the Middle East, who have attended trade shows and have generated a number of potential sales leads. The Company is supporting these efforts wherever possible, but not incurring unnecessary overheads.

         Both  the  Dutch  and  Middle  East  ventures   reflect  INVU's  global
aspirations, whilst ensuring that tight fiscal controls are exercised over the business during this period of growth and change.

         The Company believes its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, quality and price performance have already and will continue to differentiate its products from its competitors. The international market for document technologies is forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM Report: State of the Document Technologies Market 1997-2003 prepared by IDC for the Gartner Group, and management believes that it has the ability to be a major provider of information management to businesses world-wide. Management believes that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows.

         Throughout the three months ended October 31, 2002, the Company has continued to develop its software products.

         Version 5.2 of the Company's professional range of products, INVU Series 100 and Series 200, contains the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM and AdobeTM file types and scanned images. This functionality automatically allows a user to keyword search all existing documents in the system. This release also contains a Microsoft Office Add-In, which allows integration with Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It also allows users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU. A separate "Sequential Workflow Module" has also been released alongside Version 5.2. The "Sequential Workflow Module" allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module is a generic adaptation of the bespoke program, which is already in use with customers such as Universal Music Group. The workflow module is designed to be customer friendly and easy to use. This is a separate 5.2 Module, which, when integrated with Version 5.2, is sold as INVU Series 250, and charged accordingly. Sales and inquiry levels of this product both continue to rise. Management believes that the functionality of Series 250 has given the INVU range a much broader appeal to all its potential customer base.

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

         INVU i200 (formerly codenamed Series 2000 or INVU WEBFAST) allows global access to retrieve, view, edit, and file information via the web. This product was also released in beta format to several end users in the fourth quarter of the last fiscal year and the first quarter of the Current Fiscal Year. The full product release, originally scheduled for quarter two of the Current Fiscal Year, has now been successfully launched. Management believes that this product forms the basis of future developments for many of its existing and future end users. In the opinion of management, with this technology, INVU now offers a key functionality that is comparable to the world's most established document and content management solutions, but at a significantly lower price.

         Development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second quarter of the fiscal year ended January 31, 2002 and further development has taken place during the Current Fiscal Year. Full text retrieval technology is already available within the latest release of Series 200 and Series 250, but INVU is developing technology that allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet.

         As stated in the Form 10QSB for the quarter ended July 31, 2002, management decided not to integrate this technology within the latest release of INVU products and has instead considered the further wide-ranging applications for which this advanced technology can be utilized. An agreement was signed on August 1, 2002 between The Britech Foundation Limited, Smashing Concepts Ltd (an Israeli company) and INVU Inc. Britech is an Anglo-Israeli Government funding initiative concerning bilateral co-operation in private sector industrial research and development. INVU and Smashing Concepts put forward a joint proposal to develop a web based application that will enable financial services organizations to interrogate multiple data sources and, via an electronic filtration mechanism, provide highly sophisticated categorization of information within pre-determined parameters. This will allow faster and more accurate retrieval of relevant data from which reliable decisions can be made. The combination of INVU's proven technology and that provided by Smashing Concepts has convinced Britech to invest nearly $500,000 into the project. INVU and Smashing Concepts will invest, in new employees dedicated to this project and other development expenses, a similar amount between them, and the project should provide an end user solution within 18 months. Due to the cutting edge technology being developed, management expects further spin-off benefits to accrue which will complement the Company's current product portfolio. Encouraging progress has been made on this project, which is currently on budget and within original timescales.

         Critical Accounting Policies

         Invu's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Invu include revenue recognition, accounting for research and development costs, accounting for the impairment of long-lived assets, accounting for business combinations and goodwill and accounting for contingencies.

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

         Invu follows the provisions of SFAS No. 14, Business Combinations and SFAS No. 142, Goodwill and other Intangible assets. The Company capitalizes goodwill arsing as a result of the acquisition of a subsidiary and does not amortize this goodwill. The goodwill is subject to an impairment review at least annually with any impairment provision being charged to the Statement of Operations in the relevant period.

         Invu follows the provisions of SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if these is a possibility that a loss has been incurred.

         Results of Operations

         The following is a discussion of the results of operations for the nine months ended October 31, 2002, compared with the nine months ended October 31, 2001, with further comparison between the three months ended October 31, 2002 and the three months ended October 31, 2001, together with changes in financial condition during the nine month period ended October 31, 2002.

         Total revenues increased by $315,557 or 87%, from $361,672 for the three months ended October 31, 2001 to $677,229 for the three months ended October 31, 2002, and increased by $634,008 or 60%, from $1,056,827 for the nine months ended October 31, 2001 to $1,690,835 for the nine months ended October 31, 2002. This increase in revenues reflects the Company's continued expansion of its customer base and the increasing awareness of the Company's software products in the market place. Management believes this further reflects the Company's understanding of the requirements of its end users.

         The net loss for the three months ended October 31, 2002 was $212,941, which is $200,246 or 48% less than the net loss for the corresponding period in fiscal year 2001 of $413,187, mainly due to increased revenues. The net loss for the nine months ended October 31, 2002 was $898,333, a decrease of $74,913, or 8%, from the corresponding period in fiscal year 2001 of $973,246, again mainly due to the continued increase in revenues.

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and distribution of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs as a percentage of total revenues were 10% for both the three and nine months ended October 31, 2002 compared to 16% and 15%, respectively, during the same periods in fiscal year 2001. Despite the large increase in sales, production costs only increased by $10,138, or 17%, during the three months ended October 31, 2002 compared to the same period in fiscal year 2001 and increased only $15,647, or 10%, during the nine months ended October 31, 2002 compared to the same period in fiscal year 2001. These changes reflect the continued fall in production costs per unit due to economies of scale, mass production techniques and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs increased $54,272 or 29%, and $146,978 or 27%, respectively, during the three and nine months ended October 31, 2002 compared to the same periods in fiscal year 2001. Selling and distribution costs as a percentage of total revenues were 35% and 40%, respectively, during the three and nine months ended October 31, 2002 compared to 51% and 50%, respectively, during the same periods in fiscal year 2001. The changes over the comparable three and nine month periods were due to the Company's re-focussed marketing to the SME sector in both 2001 and 2002, and costly trade shows and seminars to launch INVU Series 250 and the latest version of INVU Series 200. Again, the increased revenues had a strong positive effect on selling and distribution costs as a percentage of total revenues.

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility, and the subsequent general release to customers, have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased $26,377, or 18%, and $147,544, or 39%, respectively, during the three and nine months ended October 31, 2002 compared to the same periods in fiscal year 2001. Research and development costs as a percentage of total revenues were 25% and 31%, respectively, during the three and nine months ended October 31, 2002 compared to 40% and 35%, respectively, during the same periods in 2001. As net revenues rise, research and development expenditures as a percentage of sales over the comparable three and nine month periods have fallen in line with managements forecasts. The Company's continued commitment to research and development is reflected in the absolute increase in the research and development expenditures during both the three and nine month periods of the Current Fiscal Year when compared to the previous fiscal year. This continued investment in research and development has provided the recent launch of Series 250, i200, the latest version of Series 200 and Advanced CodeFree Integration, and continued work on the Britech project. Further functional enhancements to the entire product range are also ongoing in order to provide end users with a product that management believes has the best combination of value and performance in its market sector.

         Administrative costs include the personnel and other costs of the administration, human resources and finance departments, together with property expenses, amortization of intangibles and depreciation of tangible assets. These costs increased $43,437, or 18%, during the three months ended October 31, 2002 and increased $141,106, or 20%, during the nine months ended October 31, 2002, compared to the same periods in fiscal year 2001. Administrative costs as a percentage of total revenues were reduced to 42% and 51%, respectively, during the three and nine months ended October 31, 2002 compared to 67% and 68%, respectively, during the same periods in fiscal year 2001. The dollar increases in administrative costs over the comparable three and nine month periods was due to the Company's additional legal fees relating to the now settled dispute with GEM Advisors, Inc., amortization of intangible assets acquired in July 2001, and an increase in general administrative costs.

         During the three and nine months ended October 31, 2002, the Company incurred net interest expense of $125,097 and $349,299, respectively, compared to net interest expense of $144,010 and $241,479, respectively, during the corresponding periods in fiscal year 2001. These movements are entirely due to increased bank and loan facilities and the timing thereof. Management expects these costs to fall when additional investment funding is secured.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $1,766,517 at October 31, 2002, an increase of $645,915 compared to $1,120,602 at January 31, 2002. Working capital was negative $6,525,126 as of October 31, 2002, compared with negative $3,434,581 as of January 31, 2002. These changes are mainly due to increases in cash, accounts receivable, inventories, short term credit facilities, accounts payable, accrued liabilities, deferred revenue and current maturities of long term obligations. The cash relates to bank balances held by the Dutch subsidiary. The Dutch subsidiary acquired in August 2002 has a tax liability of $1,781,931 which is also responsible for the large increase in the negative working capital. However, based on professional advice, management believes that this liability will be expunged at January 31, 2003.

         The Company has obtained a short term facility in the principal amount of $391,125 from Bank Leumi and convertible loans from Vertical Investments, an entity in which Daniel Goldman (a non-executive director) has an interest, in the aggregate principal amount of $275,000 during the nine month period ended October 31, 2002. Management believes these facilities and loans will be repaid from the proceeds of future financings or, for the convertible loans, converted into common stock of the Company.

         Total assets of the Company were $3,469,482 at October 31, 2002, an increase of $1,938,173 compared to $1,531,309 at January 31, 2002. This increase in total assets is attributable to increases in fixed assets of $10,544, current assets of $645,915, and intangible assets and goodwill of $1,281,714. The goodwill of $1,308,227 at October 31, 2002 is in respect of the acquisition of the Dutch subsidiary in August 2002 which is subject to an impairment review at least annually.

         The total current liabilities of the Company increased by $3,736,460 from $4,555,183 at January 31, 2002 to $8,291,643 at October 31, 2002. This
increase in current liabilities is due to an increase in short term credit facilities of $417,024, mainly as a result of the Bank Leumi advance, and increases in current maturities of long-term obligations of $1,062,611, accounts payable of $51,945, accrued liabilities of $348,949, deferred revenue of $74,000 and taxation of $1,781,93. These changes continue to reflect the Company's current reliance on short term credit facilities and loan finance, together with the taxation liability of the recently acquired subsidiary, which management believes will be cleared by tax credits at the end of the Current Fiscal Year. Long-term obligations less current maturities were $1,413,739 at October 31, 2002 compared to $2,093,740 at January 31, 2002 due to the movement of previous long term obligations that now fall due within twelve months.

         Total stockholders' equity decreased by $1,118,286 during the nine month period ended October 31, 2002 from a deficit of $5,117,614 at January 31, 2002 to a deficit of $6,235,900 at October 31, 2002. The Company continues to evaluate various financing options, including issuing debt and equity to finance future development and marketing of products as the Company has now moved to an operational stage.

         Financing Management's Plan of Operation

         As a result of the increase in sales revenues, the Company is approaching a position whereby it will be able to meet operating expenses out of current assets. If revenues continue to grow as predicted and assuming that cash collections are in line with management's forecasts, management believes that the Company will be in a position to finance the Company's day to day operations from internally generated working capital; however the Company is seeking additional financing in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition.

         The Company has a $312,900 short-term credit facility with an annual interest rate currently of 6% with an English bank. The amount drawn against the facility at October 31, 2002 was $302,102. This facility is currently under review by the bank and a decision is expected before December 31, 2002. The Company believes that the facility will be extended. The Company's bank also provided a further credit facility of $938,700 in October 2001 by way of notes payable with monthly repayments of $78,225 commencing in November 2002 until October 2003. The November 2002 payment has not been made and the commencement date and monthly repayment values are currently being negotiated as part of the facility review mentioned above. This facility currently bears interest at the rate of 6% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, has an interest.

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

         In June 2002, the Company secured a short term credit facility of $391,125 from Bank Leumi at an interest rate of 3% above the UK bank base rate. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company has an interest. The amount drawn against the facility at October 31, 2002 was $391,125. The amount drawn is payable on demand at the bank's discretion. The facility is due for review on December 31, 2002.

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

         Britech agreed to provide funds by conditional grant for the implementation of the Project in an amount equal to the lesser of (pound)310,000 (US$484,282) or 50% of the actual expenditures on the Project (as contemplated in the approved budget of the Project). Such amount will be divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$110,916) from Britech. Britech is required to make an additional payment of (pound)66,000 (US$103,105) to the Company after nine months subject to completion of the "integration phase" of the Project, and Britech will make a final payment of (pound)18,000 (US$28,120) to the Company upon the completion of the Project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the Project, as well as make certain royalty payments to Britech based on sales of a patented products developed during the course of the Project. Additionally, the Company and Smashing Concepts are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the Project.

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

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU

Holdings and Corsham dated as of September 6, 2002. These transactions have been eliminated in the consolidated financial statements. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability but no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

         The distribution and technology transfer rights licensed to Corsham will be written down in the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. As a result of this transaction the cash holdings of the INVU group increased by approximately (pound)314,510 (US$478,338).

         Additionally, INVU Holdings changed the corporate name of Corsham to INVU Netherlands BV.

         As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

Item 3.  Controls and Procedures

         Within 90 days prior to the date of this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU Holdings and Corsham dated as of September 6, 2002. . These transactions have been eliminated in the consolidated financial statements. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability but no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction..

         The distribution and technology transfer rights licensed to Corsham will be written down in the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. As a result of this transaction, the cash holdings of the INVU group increased by approximately (pound)314,510 (US$478,338).

         Additionally, INVU Holdings changed the corporate name of Corsham to INVU Netherlands BV.

         The Company previously disclosed that it would file a Form 8-K with the required Corsham financial statements and pro-forma information; however, it has determined that such filing is not required.

Item 6.  Exhibits and Reports on Form 8-K.

     None

EXHIBITS

(a)  Exhibits

Exhibit
Number                                      Description of Exhibit
--------                                    ----------------------

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

10.10+ Co-operation and Project Funding Agreement, dated as of August 1, 2002, by and between The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc. (incorporated by reference from Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.11 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V. (incorporated by reference from Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.12 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited (incorporated by reference from Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.13 Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).
10.14 Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB filed September 16,
         2002).

10.15 Loan Agreement, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.16* Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc.

99.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________________
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INVU, INC.
                                    (Issuer)



Date:    December 16, 2002         By: /s/ David Morgan
                                      ----------------------------------------
                                      David Morgan, President & Chief Executive
                                      Officer
                                      (Principal Executive Officer)


Date:     December 16, 2002        By: /s/ John Agostini
                                      ----------------------------------------
                                      John Agostini, Vice President-Chief
                                      Financial Officer & Secretary
                                      (Principal Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: December 16, 2002
                                          By: /s/ David Morgan
                                             ---------------------------------
                                             David Morgan
                                             President & Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
                                          By:  /s/ John Agostini
                                             ----------------------------------
                                             John Agostini
                                             Vice President & Chief Financial
                                             Officer

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


10.10+ Co-operation and Project Funding Agreement, dated as of August 1, 2002, by and between The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc. (incorporated by reference from Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.11 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V. (incorporated by reference from Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.12 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited (incorporated by reference from Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.13 Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).
10.14 Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB filed September 16,
         2002).

10.15 Loan Agreement, dated as of September 6, 2002, between INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.16* Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc.

99.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________________
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission.