Form 10KSB
period 2003-01-31
INVU INC
filed 2003-05-01
CIK 1035039

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[x] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 2003

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to
         _____________

Commission File Number  000-22661
                      ----------------

                                   INVU, INC.
                 (Name of Small Business Issuer in Its Charter)

       Colorado                                            84-1135638
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

The Beren
Blisworth Hill Farm
Stoke Road
Blisworth Northamptonshire
United Kingdom                                              NN7 3DB
---------------------------------------                  ------------
(Address of Principal Executive Offices)                  (Zip code)

                              011 44 1604 859 893
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:
                                                   Name of Each Exchange
            Title of Each Class                     on Which Registered
            -------------------                     -------------------
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

Yes   x         No
   ----------     ------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $2,567,824

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 30, 2003, was approximately $1,360,534. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of April 30, 2003, there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format:   Yes        No   x
                                                    ------    --------



                                   INVU, Inc.

                                                                                                                Page
                                                                                                                ----

PART I      ....................................................................................................  1
   Item 1.  Description of Business...............................................................................1
   Item 2.  Description of Properties............................................................................10
   Item 3.  Legal Proceedings....................................................................................10
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................10
PART II     .....................................................................................................11
   Item 5.  Market for Common Equity and Related Stockholder Matters.............................................11
   Item 6.  Management's Discussion and Analysis or Plan of Operations...........................................11
   Item 7.  Financial Statements.................................................................................17
PART III    .....................................................................................................17
   Item 9.  Directors, Executive Officers, Promoters and Control Persons.........................................17
   Item 10.  Executive Compensation..............................................................................19
   Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................21
   Item 12.  Certain Relationships and Related Transactions......................................................24
   Item 13.  Exhibits and Reports on Form 8-K....................................................................25
SIGNATURES  ....................................................................................................S-1
INDEX TO EXHIBITS...............................................................................................E-1
FINANCIAL STATEMENTS
         Report of Independent Accountants......................................................................F-3
         Consolidated Balance Sheets as of January 31, 2003 and 2002............................................F-4
         Consolidated Statements of Operations for the year ended January 31, 2003 and January 31,  2002........F-5
         Consolidated Statements of Deficit in Stockholders' Equity for the year ended January 31, 2003 and
         January 31, 2002.......................................................................................F-6
         Consolidated Statements of Cash Flows for the year ended January 31, 2003 and January 31, 2002 ........F-7
         Notes to Consolidated Financial Statements.............................................................F-8


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

         The structure of the business at this point consists of INVU, Inc. as the ultimate holding company of three directly or indirectly wholly-owned subsidiaries: INVU Plc, a UK holding company, and its subsidiaries, INVU International (Holdings) Ltd., which itself holds certain intellectual property rights and wholly owns an operating subsidiary INVU Netherlands B.V. (INVU Netherlands), and Invu Services Ltd. ("INVU Services"), an operating company.

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

         Each year there continues to be a significant increase in the volume of information available to organizations with the advent of inexpensive computing and the arrival of wide area networks (that provide a conduit to this information). There is also a significant amount of information (e.g. on-line databases, documents, graphics, audio, recordings and video) now available via the internet to organizations and individuals from sources around the world. Management believes that the proliferation and consequent accumulation of such information and accompanying documents over the years has created a problem for individuals and organizations because they now need to manage large and disparate sets of data created internally and arriving externally. For example, personal computers are now often sold with 120 Gigabyte hard disks, and these machines continue to be repositories for lost files and information. Management believes that this is a global problem that has resulted in an international market for document management technologies, which Management expects to grow significantly in the next five years. Information is now regarded as the key resource for organizations and individuals. Management believes that accessing and sharing information are two of the biggest challenges currently facing businesses of all sizes. Management expects that those organizations that are able to harness and exploit information will derive a competitive advantage in their markets.

         By contrast, Management estimates that the availability of cost effective products that enable organizations to manage and control this mass of information has lagged behind the requirement for such products. Therefore, Management believes that the market for document management products has the potential for rapid growth in markets throughout the world. Further, the document management market is applicable to all information users, both organizations and individuals, and, therefore, while difficult to define, is broad in terms of potential in the estimate of Management.

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

         Management considers that INVU enjoys an advantage over most competing programs because INVU software can access a much larger share of the market; from single users, departmental users to company wide installations. INVU software is designed to offer a solution in any given market sector. Furthermore, the scalability and flexibility of an INVU solution allows the customer to maintain full control over the time and cost of the project, which in most cases is completed within a few days rather than months. Management believes this provides considerable potential for additional sales to existing customers. Once successfully installed with a departmental user, INVU encourages resellers to "roll out" the product to other departments within the same organization using the first installation as an internal reference site. INVU software can, therefore, solve specific operational problems within a short timeframe and with short payback periods and then become the "solution of choice" throughout an organization.

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company continues to improve the quality of its' third party value added resellers. Management considers both branding and product positioning fundamental to attaining the market share required to profitably achieve its objective of being a leading supplier of information and document management software.

         The Company is fully focussed on its professional range of products, which include INVU Series 100, Series 200, Series 250, i200 and CodeFree Integration, where the Company continues to target its sales and marketing efforts on several easily identifiable mature market channels. These channels include software distributors and resellers who market to small and medium size enterprises as well as departmental users in major organizations, strategic alliances with hardware manufacturers and distributors, and direct sales to major institutions and organizations.

         Management has adopted a value added reseller (VAR) model for sales of its products in the UK and Holland. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3,820 with a recurring annual fee thereafter. The Company continues to monitor its resellers to ensure that they meet the stringent INVU accreditation requirements, and consequently has cut half of its former resellers that no longer meet these requirements. The Company continues its aggressive VAR recruitment campaign, and having recruited 33 (including four in Holland) new resellers during the year ended January 31, 2003, Management has set an ambitious target to recruit a further 100 VARs by January 31, 2004. A new sales manager, specifically tasked with this objective, joined the Company in February 2003.

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

         Together with the steady increase in adoption of the INVU range by companies in the small/medium enterprise market, Management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, amongst others, Samsung, Kraft, Centrica, Persimmon Homes, Maersk Group, Universal Music Group, Millfield Partnership Limited, Rothschild Bank Switzerland, MAN Financial and Mysis Financial Solutions.

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and Marketing), provided INVU with an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities during the year ended January 31, 2003. The subsequent UK recruitment of the "Dealer Sign-Up Manager", "Existing Accounts Development Manager" and a further "Business Development Manager" signals the Company's intent to expand sales even further in fiscal year ended January 31, 2004 (the "Current Fiscal Year").

         Following the successful acquisition of Corsham Holding B.V., in August 2002, whose name has now been changed to INVU Netherlands B.V. the Company now has representation in Amsterdam, Holland. A country manager has been recruited, who is directed by and responsible to the Company's board of directors. Sales opportunities have already been identified and realized. The initial success of this venture has led to the recent expansion of the Dutch sales team.

         INVU has also appointed representatives in the Middle East, who have attended trade shows and have generated a number of potential sales leads. The Company is supporting these efforts wherever possible without incurring unnecessary overheads.

         Both  the  Dutch  and  Middle  East  ventures   reflect  INVU's  global
aspirations, whilst ensuring that tight fiscal controls are exercised over the business during this period of growth and change.

         Management believes that the increased experience in the document management sector of its sales team and resellers together with their proven ability to develop and grow sales revenue continue to be the key factors in the rapid development of the Company. Most current resellers have now attended the INVU bespoke sales training course, which has proved extremely successful in terms of lead generation and conversion. Management expects continued sales growth during the Current Fiscal Year and beyond.

          Management believes that the international market for document technologies is growing at a rapid rate and Management believes that it has the ability to be a major provider of information management to businesses world-wide. Management considers that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows. The Company believes that its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors.

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

         Management believes that the INVU technical development team is highly skilled and innovative, with the ability to create ground-breaking technical advances in computer science. INVU developers have re-engineered traditional database technology to meet flexible user configurations whilst maintaining high performance targets. They have demonstrated an innate ability to exploit synergies between many different strands of computer science and, most recently, have used artificial intelligence technology to resolve complex data extraction issues. Although INVU software has many layers of sophistication, Management insists that its products be inexpensive, simple to use, and of high quality.

         The Company currently has five products in its range. The products address different market segments, namely (1) the small office/home office market, or "SOHO" and (2) the small/medium enterprise market, or "SME," and (3) large enterprises.

                Product                               Description                              Market
---------------------------------------- -------------------------------------- --------------------------------------

INVU Series 100                          Single-user information and document   SOHO/SME
                                         management
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 200                          Multi-user information and document    SME/Large Enterprise
                                         management system
---------------------------------------- -------------------------------------- --------------------------------------
INVU Series 250                          Multi-user information and document    SME/Large Enterprise
                                         management system with sequential
                                         workflow module
---------------------------------------- -------------------------------------- --------------------------------------
INVU i200                                Multi-user global access to            SME/Large Enterprise
                                         retrieve, view, edit, and file
                                         information via the web
---------------------------------------- -------------------------------------- --------------------------------------
INVU Codefree Integration                Fast track integration to "INVU        SME/Large Enterprise
                                         enable" customers' existing
                                         applications
---------------------------------------- -------------------------------------- --------------------------------------


         The Company's professional range of products, INVU Series 100, Series 200 and ViewSafe, were first introduced in beta format in October 1999. Version
5.1 was released in May 2000, version 5.1.1 was released to distributors in March 2001 and version, 5.1.2, was released in October 2001. Version 5.2 was released in May 2002 with additional functionality provided in two service packs in October 2002 and February 2003. Each subsequent version has built upon the original premise of ease of use, high quality and price performance. Enhancements have been incorporated in light of customer feedback and technical advances achieved by the Company's development team.

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

         A separate "Sequential Workflow Module" has also been released alongside Version 5.2. When the "Sequential Workflow Module" is integrated with Version 5.2, they are sold as INVU Series 250, and charged accordingly. The "Sequential Workflow Module" allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. The new module is a generic adaptation of a bespoke program already in use with customers such as Universal Music Group. The workflow module is designed to be customer friendly and easy to use. Sales and inquiry levels of this product both continue to rise. Management believes that the functionality of Series 250 has given the INVU range a much broader appeal to all of its potential customer base.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. For instance, an INVU scanned image of a supplier invoice can be retrieved directly from an accounts software application, or an image of an x-ray can be retrieved directly from a patient records application. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. Sales of the "codefree" module have increased significantly, with one in three INVU installations employing this technology. Management expects this trend to continue, particularly now that the new enhanced version of "codefree" has been released into the market.

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

         Development of a highly sophisticated content addressable indexing and retrieval system reached the prototype stage during the second quarter of the fiscal year ended January 31, 2002 and further significant development has taken place during the year ended January 31, 2003. Full text retrieval technology is already available within the latest release of Series 200 and Series 250, but INVU is developing technology that allows access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. Scanned images can be converted into text using standard Optical Character Recognition technology, and even poor quality scanned images can yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet.

         Management decided not to integrate this technology within the latest release of INVU products and has instead considered the further wide-ranging applications for which this advanced technology can be utilized. An agreement was signed on August 1, 2002 between The Britech Foundation Limited, Smashing Concepts Ltd (an Israeli company) and INVU Inc. Britech is an Anglo-Israeli Government funding initiative concerning bilateral co-operation in private sector industrial research and development. INVU and Smashing Concepts put forward a joint proposal to develop a web based application that will enable financial services organizations to interrogate multiple data sources and, via an electronic filtration mechanism, provide highly sophisticated categorization of information within pre-determined parameters. This will allow faster and more accurate retrieval of relevant data from which reliable decisions can be made. The combination of INVU's proven technology and that provided by Smashing Concepts has convinced Britech to invest nearly $500,000 into the project. INVU and Smashing Concepts will invest a similar amount between them in new employees dedicated to this project and other development expenses, and the project should provide an end user solution within 18 months. Due to the cutting edge technology being developed, Management expects further spin-off benefits to accrue that will complement the Company's current product portfolio. Encouraging progress has been made on this project, which is currently on budget and within original timescales.

          Research and development costs for the fiscal year ended January 31, 2003 were $714,096 compared with research and development costs of $381,135 for the fiscal year ended January 31, 2002. This substantial increase reflects Management's commitment to continuous product improvement and innovation. Research and development costs for both of the Company's last two fiscal years have been written off as incurred and none of these sums have been borne directly by customers.

Competition

         The market for the Company's products is competitive, subject to rapid change and significantly affected by new product introduction and other market activities of industry participants. The Company currently encounters direct competition, in the larger corporate market, from a number of public and private companies such as imanage, FileNet Corporation, Hummingbird and Information Management Research Inc. Virtually all of these direct competitors have significantly greater financial, technical, marketing and other resources than the Company. The Company also expects that direct competition will increase as a result of consolidation in the software industry.

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

         Management believes that its products and marketing strategy are targeted at markets where, to date, few of the Company's larger and more established competitors have secured significant market penetration and often the Company secures sales without being exposed to any competition. Although the Company believes that it will compete favorably in these markets, there can be no assurance that the Company can maintain its competitive position against current and any potential competitors, especially those with greater financial, marketing, service, support, technical and other resources than the Company.

Major Contracts

         In accordance with management's strategy, the Company's significant growth is founded on multiple low value sales rather than a few high value contracts. However, during the year the Company did conclude an enterprise license upgrade with one of its existing customers that contributed $305,660 (19% of total revenues). This sale was made in accordance with standard trading terms. In addition, the Company has two other customers that accounted for 14% and 7% of its revenues for the fiscal year ended January 31, 2003.

         The  Company  currently  has  approximately  68  "Accredited   Reseller
Agreements" whereby resellers are authorized to provide the professional range of products to end users.

         On December 21, 2001, INVU Services Limited entered into an agreement with Gupta Technologies, LLC ("Gupta") relating to the reproduction and distribution of 150,000 Gupta SQLBase database licenses for incorporation in the INVU software. Payments for the licenses, which total (pound)438,000 ($628,399) in the aggregate, are to be made by Invu Services quarterly until September 15, 2004. However, as provided in the agreement, INVU has instead elected to receive 75,000 licenses at a cost of (pound)219,000 ($334,698). As of January 2003, the

Company had made payments amounting to (pound)80,000 ($122,264) with remaining payments scheduled throughout the Current Fiscal Year. Management's decision to limit the number of licenses taken was founded on the Company's ability to utilize other databases for its products.

Employees

         As of April 30, 2003, the Company had 26 employees, all of whom were full-time, and a further three people who are part-time or serve as consultants.

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

The Second Financing Transaction

         On August 23, 1999, the Company entered into an Investment Agreement (the "Initial Investment Agreement"), with David Morgan, John Agostini, and Paul O'Sullivan, on the one hand, and Alan David Goldman and Vertical Investments Limited, a company registered in Jersey, on the other hand. The Initial Investment Agreement was immediately followed by a Supplemental Agreement (the "Supplemental Agreement" and, together with the Initial Investment Agreement, the "Final Investment Agreement"), between the Company, David Morgan, John Agostini, Paul O'Sullivan and INVU Services, on the one hand, and Alan David Goldman, Vertical Investments Limited and Tom Maxfield ("Maxfield", together with Alan David Goldman and Vertical Investments Limited, collectively, the "Investors") on the other hand. Pursuant to the terms of the Final Investment Agreement, the Investors advanced certain funds to the Company in the aggregate principal amount of $1,000,000 in the principal amounts of $333,334, $333,333 and approximately $333,333 among Alan David Goldman, Vertical Investments Limited and Maxfield, respectively. In turn, the Company agreed to (1) pay in full any and all amounts then outstanding pursuant to the First Financing Transaction and to terminate such Agreement, (2) cause the Lenders to transfer to Montague 425,000 shares of the Common Stock then held by Lenders pursuant to the terms of the First Financing Transaction (the "Transferred Shares"), and (3) cause Montague to transfer 225,000 of such Transferred Shares to the Investors in equal shares of 75,000 to each Investor.

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

         Any amounts outstanding under Loan Stock Instrument A shall bear interest at a rate of 6% per annum, payable in semi-annual installments in arrears on January 1 and July 1 of each year accruing from day to day and calculated monthly. In addition, Loan Stock Instrument A will be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange or if the Company raises additional capital of at least $4,000,000. Any amounts outstanding under Loan Stock Instrument B shall bear interest at a rate of 8% per annum for the first six months following the date thereof, 9% per annum for the following six month period, and 10% per annum thereafter. All accrued but unpaid interest on the Loan Stock shall be payable in semi-annual installments in arrears on January 1 and July 1 of each year. Loan Stock Instrument B will also be automatically converted in the event that the Company is listed on the NASDAQ National Market or the Official List of the London Stock Exchange, however, the Investors have the option of converting if the Company raises additional capital of at least $4,000,000. If the Loan Stock Instruments are not so converted, they may be redeemed upon 30 days notice by the Investors on or after August 2002.

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

The Subsequent Financing Transaction

         In an agreement, effective December 27, 2001 (the "Financing Agreement"), the Company restructured several of the short-term loans made to the Company or its affiliates by Vertical Investments Limited. The restructured loans include (1) a $1,000,000 loan made in February 2001 at an interest rate of 1.5% above the UK bank base rate and due on December 17, 2001 (the "February Loan"), (2) loans made in May 2001 for $250,000 and a loan made in July 2001 for $50,000, all bearing interest at 1.5% above the UK bank base rate, convertible at any time at the rate of $0.25 per share of Common Stock and due 24 months from the date of issue (the "Summer Loans"); (3) a $500,000 loan made in September 2001 bearing an annual interest rate of 12% per annum and due on December 17, 2001 (the "September Loan") and (4) loans made in December 2001 for $200,000 and $75,000 (the "December Loans"). The Company and its subsidiaries also issued a debenture in favor of Vertical Investments Limited in October 2001 (the "Debenture"), under which the Company pledged all of its assets, including intellectual property rights, to Vertical Investments Limited. The Debenture secures all of the above listed loans and is subordinate to a prior debenture granted to the Bank of Scotland.

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

         Under the Financing Agreement, the Company was granted until February 28, 2002, the right to request further loans up to a maximum of $275,000, bearing interest at 12% per annum and due on May 1, 2005. At any time from May 1, 2002 until May 1, 2005, the holder may convert, after three days notice to the Company, the unpaid amount into shares of the Company's Common Stock at a conversion price of $0.13 per share or convert the unpaid amount into shares of the Company's subsidiaries at the equivalent per share conversion price. The Company requested and received a loan in the amount of $275,000 during February 2002.

         The Company additionally granted Vertical Investments Limited two options on shares of its Common Stock. The first option is an option for 2,700,000 shares of the Company's Common Stock that may be exercised at any time from March 1, 2002 after three days notice and for any number of shares of Common Stock up to 2,700,000 at an exercise price of $0.25 per share until March 1, 2006. The second option is an option for 450,000 shares of the Company's Common Stock that may be exercised at any time from March 1, 2002 after three days notice and for any number of shares of Common Stock up to 450,000 at an exercise price of $0.875 per share until March 1, 2006.


Item 2.  Description of Properties

         The Company moved into new executive offices on March 19, 2000. These new premises are located in Blisworth, Northamptonshire, England. The Company leases 3,600 square feet of space in a facility as a tenant. The term of the lease is through January 1, 2009, although the Company has the right to terminate the lease at any time after December 31, 2001 provided that six months notice is given. The landlord has the right to terminate the lease at any time after December 31, 2004 provided that six months notice is given. The monthly rent is currently approximately $6,410.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock is listed on the OTC Electronic Bulletin Board. The following table indicates the quarterly high and low bid price for the Common Stock on the OTC Electronic Bulletin Board for the fiscal years ending January 31, 2002 and January 31, 2003 and for the quarter ending April 30, 2003. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                 OTC ELECTRONIC
                                 BULLETIN BOARD
                                    BID PRICE

                                                     HIGH              LOW

         Fiscal 2002
         1st  Quarter                                $0.875            $0.25
         2nd Quarter                                 $0.30             $0.17
         3rd Quarter                                 $0.27             $0.11
         4th Quarter                                 $0.27             $0.10

         Fiscal 2003
         1st  Quarter                                $0.17             $0.08
         2nd Quarter                                 $0.24             $0.11
         3rd Quarter                                 $0.21             $0.10
         4th Quarter                                 $0.23             $0.14

         Fiscal 2004 (Feb 1 to Apr 18)
         1st  Quarter                                $0.21             $0.12


         As of April 18, 2003, there were approximately 143 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

         The Company did not sell any unregistered securities during the fiscal year ended January 31, 2003 that have not been previously reported.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of INVU, Inc., a Colorado corporation (the
"Company"), to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believe", "forecast," "plan", "seek", "objective", and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the

Company's expectations include the following: (1) one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-KSB prove not to be accurate; (2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; (3) mistakes in cost estimates and cost overruns;
(4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; (5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; (6) the Company's inability to supply any product to meet market demand; (7) generally unfavorable economic conditions which would adversely effect purchasing decisions by distributors, resellers or consumers; (8) development of a similar competing product at a similar price point; (9) the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses which may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems; (10) if the Company experiences labor and or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; (11) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and (12) foreign currency exchange rate fluctuations. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Notwithstanding the foregoing, the Company is not entitled to rely on the safe harbor for forward looking statements under 27A of the Securities Act or 21E of the Exchange Act as long as the Company's stock is classified as a penny stock within the meaning of Rule 3a51-1 of the Exchange Act. A penny stock is generally defined to be any equity security that has a market price (as defined in Rule 3a51-1) of less than $5.00 per share, subject to certain exceptions.

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

         Invu follows the provisions of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible assets. The Company capitalizes goodwill arising as a result of the acquisition of a subsidiary and does not amortize this goodwill. The goodwill is subject to an impairment review at least annually with any impairment provision being charged to the Statement of Operations in the relevant period.

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

         Results of Operations

         The following is a discussion of the results of operations for the year ended January 31, 2003, compared with the year ended January 31, 2002, and changes in financial condition during the year ended January 31, 2003.

         Net sales for fiscal year ended January 31, 2003 were $2,567,824, which compares to $1,564,248 sales for the fiscal year ended January 31, 2002. The significant increase in the level of sales reflects the Company's investment in sales personnel and marketing which has facilitated the recruitment and retention of a number of higher quality value added resellers. It is also a reflection of the Company's growing reputation for high quality, easy to use and cost effective software. The operating loss in the fiscal year ended January 31, 2003 was ($516,689), which is $404,051 less than the operating loss in the year ended January 31, 2002 of ($920,740). The operating loss for the fiscal year ended January 31, 2003 was due to: increased production, selling and distribution, and research and development costs, which with a reduction in administrative expenses totaled $3,084,513 in the year ended January 31, 2003 as compared to $2,484,988 in the year ended January 31, 2002. The increase, which amounts to $599,525, is partly due to movements in the exchange rate between sterling and the US dollar during the fiscal year ended January 31, 2003. The remainder of the increase reflects the Company's continued investment in product development, sales and marketing support, and administrative infrastructure. The operating loss reflects the consolidation of a technical, marketing and administrative infrastructure that will support the significantly higher sales revenues anticipated by Management as the Company continues to achieve greater market share. The sales team, which includes field sales and sales support, has been further strengthened, as has the technical development and support department. Despite the release of Version 5.2 of the professional range in the fiscal year ended January 31, 2003, the Company has further expanded its development base to consolidate and enhance its technology even further with technological improvements from the field of "artificial intelligence." Management believes it can continue to exert similar control over operating expenses during the Current Fiscal Year. The net loss in the fiscal year ended January 31, 2003 was ($1,029,036), which is $246,594 less than the net loss in the year ended January 31, 2002 of ($1,275,630)

         In the fiscal year ended January 31, 2003, the Company incurred net interest expense of $512,347 compared with net interest expense of $354,890 for fiscal year ended January 31, 2002. This increase in interest was due to increased bank borrowings, and interest associated with additional debt based financing obtained during the fiscal years ended January 31, 2003 and January 31, 2002. See "Item 1. Description of Business - First Financing Transaction, Second Financing Transaction and The Subsequent Financing Transaction." In view of the increase in debt finance during the fiscal year ended January 31, 2003, Management would expect an increase in interest expense. However, Management believes that some of the existing debt finance may be converted into equity during the next fiscal year.

         The tax rates for the years 2003 and 2002 are zero due to a net loss in each period.

         The total current assets of the Company were $1,807,895 at January 31, 2003, an increase of $687,293, compared to $1,120,602 at January 31, 2002.
Working capital was negative $6,525,695 as of January 31, 2003, an increase of $3,091,114 when compared with negative $3,434,581 as of January 31, 2002. These changes are mainly due to increases in cash, accounts receivable, inventories, short term credit facilities, accrued liabilities, deferred revenue, and current maturities of long term obligations. The cash relates to bank balances held by the Dutch subsidiary. The Dutch subsidiary acquired in August 2002 has a tax liability of $1,931,560, which is also responsible for the large increase in the negative working capital. However, based on professional advice, Management believes that this liability will be expunged once agreement of the tax computations and returns for the period ending January 31, 2003 has been reached with the Dutch tax authorities, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry. Management believes that a significant part of the current maturities of long term obligations, together with accrued interest included in accrued liabilities, will ultimately be converted into equity and not become repayable.

         The Company has obtained a short term facility in the principal amount of $410,925 from Bank Leumi and convertible loans from Vertical Investments Limited in the aggregate principal amount of $275,000 during the year ended January 31, 2003. Management believes these facilities and loans will be repaid from the proceeds of future financings or, for the convertible loans, converted into common stock of the Company.

         Total assets of the Company were $3,536,818 at January 31, 2003, an increase of $2,005,509, compared to $1,531,309 at January 31, 2002. The difference is mainly attributable to increases in cash, accounts receivable, inventories, and goodwill. The goodwill of $1,361,113 at January 31, 2003 is in respect of the acquisition of the Dutch subsidiary in August 2002 for consideration of $4,195,778, including professional fees. See "Financing Management's Plan of Operation" below. An impairment review was carried out during the year ended January 31, 2003 and no impairment provision was required.

         The total current liabilities of the Company increased by $3,778,407 from $4,555,183 at January 31, 2002 to $8,333,590 at January 31, 2003. Long term liabilities were $1,811,922 at January 31, 2003, a decrease of $281,818 when compared to $2,093,740 at January 31, 2002. The increase in current liabilities is due to an increases in short term credit facilities, mainly as a result of the Bank Leumi advance, and in current maturities of long-term obligations, which represents debt capital raised to finance the development of the products and the infrastructure of the business. The accrued interest of such debt finance, together with employment taxes and indirect taxes, have also increased accrued liabilities. Management believes that a significant part of the current maturities of long term obligations, together with accrued interest included in accrued liabilities, will ultimately be converted into equity and not become repayable. Deferred revenue has increased by $163,161 from $216,848 at January 31, 2002 to $380,009 at January 31, 2003. The Dutch subsidiary acquired in August 2002 has a tax liability of $1,931,560 which is also responsible for the large increase in current liabilities. However, based on professional advice, Management believes that this liability will be expunged once agreement of the tax computations and returns for the period ending January 31, 2003 has been reached with the Dutch tax authorities, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry.

         The Company has a commitment to purchase a minimum of 75,000 database licenses from Gupta Technologies LLC for approximately $334,698 by December 2003. Management decided to buy this quantity of licenses in order to take advantage of bulk discounts, which decreased the price per license from the previously charged price of $30.57 to $4.46. As of January 2003, the Company had made payments amounting to (pound)80,000 ($122,264) with remaining payments scheduled throughout the Current Fiscal Year. See "Item 1.
Description of Business-Major Contracts."

         Total stockholders' equity decreased by $1,491,080 during the year ended January 31, 2003 from deficit $5,117,614 at January 31, 2002 to a deficit of $6,608,694 at January 31, 2003 as a result of the net loss for the year. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions.

         Financing Management's Plan of Operation

         As a result of the increase in sales revenues, the Company is approaching a position whereby it will be able to meet current operating expense payments out of current revenue receipts. If revenues continue to grow as predicted and assuming that cash collections are in line with Management's forecasts, Management believes that the Company will be in a position to finance the Company's day to day operations from internally generated working capital; however the Company is seeking additional financing in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition.

         The Company has a $328,740 short-term credit facility with an annual interest rate currently of 5.75% with an English bank. The amount drawn against the facility at January 31, 2003 was $284,288. This facility has been renewed and the next review date has been set for February 10, 2004. The Company's bank also provided a further credit facility of $986,220 in October 2001 by way of notes payable with re-negotiated monthly repayments of $41,092 for May through August 2003 and $82,184 from September 2003 through June 2004. This facility currently bears interest at the rate of 5.75% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited.

         In August 1999, the Company received a loan in the aggregate principal amount of $600,000 and a second loan in the principal amount of $400,000 (together "Loan Stock Instruments") from Alan David Goldman (the father of Daniel Goldman), Vertical Investments Limited and Tom Maxfield (a non-executive director of the Company). The Loan Stock Instruments currently bear interest at the rate of 6% and 10% per annum, respectively, and may be converted into 1 share of common stock for each $0.65 and $0.50, respectively, of outstanding principal and accrued but unpaid interest. If the Loan Stock Instruments are not converted, they may be redeemed upon 30 days notice by the investors.

         In  February  2001,  Vertical  Investments  Limited  lent  the  Company
$1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000 in December
2001 and $275,000 in February 2002 (collectively, the "Vertical Loans"). Effective as of December 2001, the Vertical Loans then outstanding were restructured to apply conversion features to enable the loans to be converted into shares of the Company's common stock at conversion prices ranging from $0.13 to $0.25 per shares at various times.

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

         In June 2002, the Company secured a short term credit facility of $410,925 from Bank Leumi at an annual interest rate currently at 6.75%. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at January 31, 2003 was $410,925. The amount drawn is payable on demand at the bank's discretion. Negotiations for the renewal of this facility are currently ongoing.

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

         Britech agreed to provide funds by conditional grant for the implementation of the Project in an amount equal to the lesser of (pound)310,000 (US$484,282) or 50% of the actual expenditures on the Project (as contemplated in the approved budget of the Project). Such amount will be divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$110,916) from Britech, which has been included in deferred revenue. Following the satisfactory completion of the "integration phase" of the Project, Britech made an additional payment of (pound)66,000 (US$103,105) to the Company on February 18, 2003. Britech will make a final payment of (pound)18,000 (US$28,120) to the Company upon the completion of the Project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the Project, as well as make certain royalty payments to Britech based on sales of patented products developed during the course of the Project. Additionally, the Company and Smashing Concepts are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the Project.

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

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four (4) years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU Holdings and Corsham dated as of September 6, 2002. These transactions have been eliminated in the consolidated financial statements. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

         The distribution and technology transfer rights licensed to Corsham will be written down in the financial statements of Corsham over a period commensurate with standard accounting practices in the Netherlands to reflect depreciation. It is, therefore, anticipated that this transaction will result in a substantial reduction in Corsham's tax liability in the Netherlands. As a result of this transaction, the cash holdings of the INVU group increased by approximately (pound)322,627 (US$490,684).

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

 NAME               AGE                       OFFICE                  YEAR
                                                                     ELECTED

 David Morgan       42       President, Chief Executive Officer        1998
                             Officer

 Jon Halestrap      43       Director, VP Sales and Marketing          2000

 John Agostini      44       Director, Chief Finance Officer           1999
                             and Secretary

 Daniel Goldman     33       Non-Executive Director and Chairman       1999
                             of the Board of Directors

 Thomas Maxfield    54       Non-Executive Director                    1999


         David Morgan (Chief Executive Officer) - Mr. Morgan is 42 years old and graduated in 1982 from the University of Warwick with a Bachelor of Laws degree, with honors. From 1982 to 1986, he was assistant to the Director of the Industrial & Marine Division of Rolls Royce plc. From 1986 to 1991, he was Group Commercial Manager of Blackwood Hodge plc, a worldwide distributor of construction and earthmoving equipment. From 1991 to 1992, he was managing director of Hunsbury Computer Services Ltd, a systems integrator and subsidiary of Blackwood Hodge. From 1992 to 1995, he was Managing Director of the UK subsidiary of Network Imaging Inc., an international software and systems house. From 1995 to 1996, he was Managing Director of Orchid Ltd, a UK computer software reseller. From 1997 to the present, he has been a director of and the

 Chief Executive Officer of INVU Plc. Since the Share Exchange on August 31, 1998, he has been Chief Executive Officer of the Company and served as Chairman of the Board of Directors from that date until 2002.

         Jon Halestrap (VP Sales and Marketing) - Mr. Halestrap is 43 years old and graduated from Coventry Polytechnic in 1984 with a degree in Production Engineering. From 1995 to 1996, he was Group Sales Director of Orchid Ltd, a UK computer software reseller. Between November 1996 and May 1999, he was Channel Director for Bentley Systems Limited, a leading supplier of Micro CAD systems in the world. From June 1999 to July 2000, Mr. Halestrap was Northern European Business Development Manager for Motiva Limited, a global information management solutions company. Mr. Halestrap joined INVU on July 10, 2000 as Vice President of Sales and Marketing and serves as a director of the Company.

         John Agostini (Chief Finance Officer) - Mr. Agostini is 44 years old and qualified as a chartered accountant with Grant Thornton in 1984. Since 1986 he has worked for various companies within the printing, construction, and electronics industries, typically as a Finance/Commercial Director. From December 1993 to October 1996, he held the position of Director of Finance and Operations of Bizeq Limited, a security alarms distributor. From November 1996 to April 1997, Mr. Agostini served as European Financial Controller for Sunbeam Europe Limited, a domestic appliance distributor. From April 1997 to February 1999, he served as Finance and Operations Director of the performance textiles division of Porvair Plc. Mr. Agostini joined INVU in February 1999 as Chief Finance Officer, director and Secretary.

         Daniel Goldman (Non-Executive Director) - Mr. Goldman is 33 years old, and works with emerging technology companies raising private equity finance and also provides corporate finance advice. He has worked with a number of companies in the fields of software and the internet, smart card technology, medical devices and other areas of patented technology as a consultant. From January 1997 until June 1997, Mr. Goldman worked with Elderstreet Corporate Finance Ltd., a venture capital fund specializing in the high-tech sector. From July 1997 through April 1998, Mr. Goldman worked with Alberdale & Co., a venture capital fund specializing in the high-tech and healthcare sectors. From April 1998 until June 1999, he served as a Corporate Finance Executive with Shore Capital Group Plc, an investment bank specializing in corporate finance. Mr Goldman is the chairman of Goldman Investments, a provider of strategic advice and investment banking services and is currently a non-executive director for a number of technology companies. These include Boomerang Software Inc., an internet software publishing company based in Boston. Mr. Goldman joined the Board of INVU Inc. on May 13, 1999 and was appointed as Chairman of the Board of Directors in 2002.

         Thomas Maxfield (Non-Executive Director) - Mr. Maxfield is 54 years old. He has a B.A. honors degree in modern languages. Between 1984 and 1997 he was a main board director of The Sage Group plc, a supplier of PC accounting software. His responsibilities included the development of a national reseller network, creating and maintaining telesales and field sales operations, and the creation of the company's retail sales channel. From 1997 to the present, Mr. Maxfield has served as a director of Seaham Hall Limited, a property development company. Mr Maxfield joined the Board of INVU Inc. on May 13, 1999.

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

         The Company's Remuneration Committee was established in 2002 to review remuneration and bonus payments to be made to the Company's executive officers. Mr. Morgan, Mr. Goldman and Mr. Maxfield serve as members of the Remuneration Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on correspondence with, and a review of copies of Section 16(a) forms received from executive officers and directors and 10% Stockholders (if any), the Company believes that, during the last fiscal year (i) Daniel Goldman failed to file a Form 4 in connection with the restructuring of the Vertical Loans, (ii) Daniel Goldman failed to file a Form 4 regarding the divestiture of his interest in Vertical Investments Limited and (iii) Oliver Trust or its trustee, which indirectly owns Vertical Investments Limited, failed to file a Form 3 upon its acquisition of the beneficial ownership of Vertical Investments Limited.

Item 10.  Executive Compensation

         The following tables set forth the compensation paid by the Company to its Executive Officers during the fiscal year ended January 31, 2003. No other executive officer earned in excess of $100,000.



                                                           Annual Compensation           Long Term Compensation
                                                                                      Securities
        Name/Principal                                                                Underlying      Other Annual
          Position                     Year                Salary          Bonus       Options        Compensation
          --------                     ----                ------          -----       -------        ------------

David Morgan/Chief Executive            2003              $144,902        $7,641          --           $37,439(3)
Officer                                 2002              $132,710          --        400,000(4)       $28,129(3)
                                        2001              $100,937          --            --           $29,046(3)


John Agostini/Chief Financial           2003              $114,049        $4,585          --           $22,656(1)
Officer                                 2002               $92,359        $8,608      250,000(4)       $19,288(1)
                                        2001              $ 93,750        $3,750      100,000(2)       $19,536(1)

Jon Halestrap/VP Sales and              2003              $132,389        $6,113          --           $23,168(1)
Marketing                               2002               $89,669       $31,085      250,000(4)       $14,232(1)
                                        2001              $ 73,482          --            --           $ 8,004(1)(5)


(1)Other Annual Compensation consists of the use of a Company car and/or payment of a car allowance.
(2)In June 2000, Mr. Agostini was granted an option by David Morgan to purchase 100,000 shares of Company common stock at $2.00 per share. The option became exercisable in March 2001. Mr. Morgan is a beneficiary of a discretionary trust, the rest of which includes beneficial ownership of a majority of the Company's Common Stock. The percentage of Mr. Morgan's beneficial interest in the assets of the trust has not been determined. If he receives a distribution from the trust,  he has  committed  to give Mr.  Agostini an option to  purchase  100,000 shares.
(3)Other Annual Compensation consists of $34,798 ($26,198 in 2002 and $27,390 in
2001) for the use of a Company car and contributions to Mr. Morgan's private health insurance plan in the amount of $2,641 ($1,931 in 2002 and $1,656 in 2001).
(4)In September 2001, Mr. Agostini and Mr. Halestrap were both granted options to acquire 250,000 shares of the Company's Common Stock pursuant to the Company's Enterprise Management Share Option Agreement (Group A). Twenty-five percent of the options vest each year provided that certain performance targets are met and are exercisable at an exercise price of $0.50 per share. The performance goals relate to the achievement of predetermined net profit before tax and interest. In December 2001, Mr. Morgan was granted an option to acquire 400,000 shares of the Company pursuant to the Executive Share Option Scheme at an exercise price of $0.50 a share. Twenty-five percent of the options vest each year.
(5)Mr. Halestrap was additionally allocated 100,000 shares of the Company's Common Stock as a beneficiary of the Allocated Trust (see notes 4 and 7 to "Item
10. Security Ownership of Certain Beneficial Owners and Management").

No stock options were granted on behalf of the Company to any employee during the Company's last fiscal year.

         The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the fiscal year ended January 31, 2003 and unexercised options held as of January 31, 2003. No options were exercised by the Named Executive Officers during 2002.

               Aggregated Option Exercises in Last Fiscal Year and
                          Fiscal Year-End Option Values

                                                                                                  Value of
                                                                           Number of             Unexercised
                                      Number of                           Unexercised           in-the-money
                                       Shares                               Options                options
                                      Acquired                            at FY-end:             at FY-end:
                                          On                             Exercisable/           Exercisable/
              Name                    Exercise     Value Realized        Unexercisable        Unexercisable(1)
              ----                    --------     --------------        -------------        ----------------

John Agostini..................          --              --           100,000 (2)/250,000            $0

Jon Halestrap..................          --              --                0/250,000                 $0


David Morgan...................          --              --             100,000/300,000              $0

__________
(1) No options were in-the-money as of January 31, 2003.
(2) In June 2000, Mr. Agostini was granted an option by David Morgan to purchase 100,000 shares of Company common stock at $2.00 per share. The option became exercisable in March 2001. Mr. Morgan is a beneficiary of a discretionary trust, the rest of which includes beneficial ownership of a majority of the Company's Common Stock. The percentage of Mr. Morgan's beneficial interest in the assets of the trust has not been determined. If he receives a distribution from the trust,  he has  committed  to give Mr.  Agostini an option to  purchase  100,000 shares.


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

         As compensation for their services as non-executive directors of the Company, in December 2001 the Company granted Mr. Goldman an option to purchase 150,000 shares of the Company's Common Stock and Mr. Maxfield an option to purchase 50,000 shares of the Company's Common Stock. Each of the options are exercisable at an exercise price of $0.50 and vest in one-fourth increments over a four-year term.

Designations

         As part of an investment agreement executed in August 1999, Mr. Goldman was nominated and appointed to serve on the Company's board of directors. See "Item 12. Certain Relationships and Related Transactions."

Employment Agreements

     David Morgan. The Company entered into an employment agreement with Mr. Morgan in June 1997. The Company agreed to pay Mr. Morgan (pound)92,000, which was increased to (pound)97,125, as salary plus quarterly bonuses based upon profit achievements. The profit achievements necessary for any bonus award will be determined by the Company's Board of Directors. The Company reviews Mr. Morgan's salary each year. The Company also agreed to provide Mr. Morgan with a company car, to provide and maintain his membership in a private health care plan and to contribute a sum equal to 5% of his total salary to his private pension. No contributions have been made by the Company to Mr. Morgan's private pension. The agreement may be terminated by either Mr. Morgan or the Company with twelve months notice. In addition, the Company may terminate the agreement at any time without prior notice if Mr. Morgan were to (1) commit an act of gross misconduct or incompetence; (2) become of unsound mind; (3) file for bankruptcy or make any arrangement with his creditors; (4) willfully refuse to carry out duties vested in him by the Board of Directors; (5) be convicted of a criminal offense unless, in the opinion of the Board of Directors, the conviction does not affect his position or suitability for the position; or (6) commit any conduct which, in the opinion of the Board of Directors, brings him or the Company or any of the Company's subsidiaries into disrepute.

     John Agostini. The Company entered into an employment agreement with Mr. Agostini in January 1999. The Company agreed to pay Mr. Agostini an initial salary of (pound)62,500, which has been increased to (pound)68,250. Mr. Agostini was initially entitled to receive an annual bonus of (pound)2000, however in 2001 it was decided that Mr. Agostini is entitled to receive quarterly bonuses of (pound)2000 subject to timely filing of Forms 10-QSB and 10-KSB. This quarterly bonus has now been incorporated into his basic salary. Any further bonus is subject to review by the Remuneration Committee of the Company. The Company also agreed to provide Mr. Agostini with a company car. However, as of September 2002, Mr Agostini elected to take a monthly car allowance of (pound)900 in lieu of a company car. The agreement may be terminated by either the Company or Mr. Agostini with one months notice, which was changed to three months notice in 2001. However, the Company may terminate Mr. Agostini's employment immediately in the event of gross misconduct. Upon termination, Mr. Agostini is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, any intellectual property developed by Mr. Agostini is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

     Jon Halestrap. The Company entered into an employment agreement with Mr. Halestrap in June 2000. The Company agreed to pay Mr. Halestrap (pound)62,500 as salary and a performance related bonus of (pound)22,500. The basic salary was subsequently increased to (pound)68,250, and the performance related bonus has now been incorporated into his basic salary. Mr. Halestrap's further bonuses are subject to the Remuneration Committee's review. The Company also agreed to maintain Mr. Halestrap's mobile phone contract, to provide him with a company car and to grant him an option for not less than 100,000 shares of the Company's Common Stock. The agreement may be terminated by either the Company or Mr. Halestrap with three months notice by either party during his first year of employment with the Company. Thereafter, the notice period will increase one month for each years service to a maximum of six months. However, the Company may terminate Mr. Halestrap's employment immediately in the event of gross misconduct. Upon termination, Mr. Halestrap is prohibited from competing with the Company for six months and is subject to certain confidentiality provisions. In addition, any intellectual property developed by Mr. Halestrap is the property of Invu International Holdings Limited, the Company's wholly owned subsidiary.

 Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of the close of business on April 30, 2003 information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on April 30, 2003.

                            Beneficial Ownership (1)

Name and Address                       Amount and Nature   Percentage(1)(2)
 of Beneficial Owner                     of Beneficial
                                             Owner

Montague Limited (3)(4)(5)               19,755,890             65.00%
David Morgan (4)(5)(6)                      100,000              0.33%
Jon Halestrap (4) (5) (7)                   100,000              0.33%
Peter Fraser (4) (5)                           *                   *
John Agostini(11)                           100,000              0.33%
Daniel Goldman(8)                            42,500              0.14%
Thomas Maxfield(9)                          671,859              2.17%
Roy G. Williams (10)                      1,725,920              5.68%
Paul O'Sullivan(5) (12)                        *                   *
Vertical Investments
 Limited (13)                            17,481,674             36.58%
Officers and Directors as
 a Group (5 persons)                      1,014,359              3.25%

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

(2)      Based on 30,386,539  shares of Common Stock outstanding as of April 30,
         2003.

(3) Montague Limited ("Montague") is a company organized under Isle of Man law with a business address of 34 Athol Street, Douglas, Isle of Man IM1 1RD United Kingdom. The directors of Montague are Eammon Harkin and Barry John Williams. The sole issued and outstanding share capital of Montague is beneficially owned by an Isle of Man discretionary trust (the "Discretionary Trust") and, therefore, indirect beneficial ownership of 18,654,252 shares of Company Common Stock that are held of record by Montague. The trustee of the Discretionary Trust is Caymanx Trust Company, an Isle of Man corporate trust ("Caymanx Trust"). The directors and officers of Caymanx Trust are Eric John Crutchley (Chairman), Francis Joseph Eammon Harkin (Managing Director), Peter Adye Tomkins (Director), David William Trimble (Director), John Charles Bierley (Director), Malcolm Brian Hartley (Director), Mark William Solly (Director), and Barry John Williams (Alternate Director and Secretary). The business address of Caymanx Trust is the same as Montague. Montague has also made a distribution of 1,176,800 shares to one beneficiary and has instructed the Company's transfer agent to effectuate such transfer. As of April 30, 2003, the transfer agent was awaiting documentation in connection with such transfer. Such number of shares is not included in the 18,654,252 shares of Company Common Stock held of record by Montague.

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

(6) David Morgan is President and Chief Executive Officer of the Company and is a member of the Company's Board of Directors. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB. Consists of currently exercisable options to purchase 100,000 shares of Common Stock at an exercise price of $0.50.

(7) Jon Halestrap is Vice President - Sales and Marketing of the Company and is a member of the Company's Board of Directors. Mr. Halestrap has been allocated 100,000 shares as a beneficiary of the Allocated Trust. His business address is The Beren, Blisworth Hill Farm, Stoke Road, Blisworth Northamptonshire NN7 3DB.

(8) Consists of 5,000 shares of Common Stock transferred to Mr. Goldman from Montague as compensation for director services and currently exercisable options to purchase 37,500 shares of Common Stock at an exercise price of $0.50. Mr. Goldman's business address is Beit Sofri 33, Har Tuv POB 11029, Beit Shemesh, Jerusalem 99100, Israel.

(9) Includes 10,000 shares of Common Stock transferred to Mr. Maxfield from Montague as compensation for director services, currently exercisable options to purchase 12,500 shares of Common Stock at an exercise price of $0.50, 75,000 shares of Common Stock acquired in connection with The Second Financing Transaction and 574,359 shares of shares of Common Stock that Mr. Maxfield has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B (assuming that all accrued interest has been paid). See "Item 1. Description of Business - The Second Financing Transaction." Mr. Maxfield's business address is Marsden Hall, Lizard Lane, MarsdenTyne & Wear NE34 7AD.

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

(13) Consists of 75,000 shares of Common Stock acquired in connection with the Second Financing Transaction and 574,359 shares of Common Stock that Vertical Investments Limited has the right to acquire upon conversion of Loan Stock Instrument A and Loan Stock Instrument B
         (assuming that all accrued interest has been paid) and 16,832,315 shares of Common Stock that may be acquired by Vertical Investments pursuant to loan instruments and two stock options. See "Item 1. Description of Business - The Second Financing Transaction" and "The Subsequent Financing Transactions." Vertical Investments Limited's business address is 22 Colomberie St. Helier, Jersey JE1 4XA, Channel Islands, and the directors of Vertical Investments are David Hopkins and Bernard Le Claire. Vertical Investments Limited is wholly owned by Tyne & Wear Holdings Ltd., a company beneficially owned by the Oliver Trust, a discretionary Jersey Trust, the Trustee of which is Seaton Trustees Ltd., a Jersey company. Seaton Trustees Ltd.'s business address, and the business address for its directors, is Seaton House, 19 Seaton Place St. Helier, Jersey, Channel Islands. The directors of Seaton Trustees Ltd. are David Hopkins, Bernard Le Claire and Darren Hocquard.

Securities Authorized for Issuance Under Equity Compensation Plans

         The following table provides information as of January 31, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                                                                                   Number of securities
                                                                                                 remaining available for
                                            Number of securities         Weighted average         future issuance under
                                             to be issued upon           exercise price of         equity compensation
                                                exercise of            outstanding options,          plans (excluding
                                            outstanding options,        warrants and rights      securities reflected in
                                            warrants and rights                                        column (a))
            Plan Category                          (a)                         (b)                        (c)
---------------------------------------    -----------------------     -- -------------------    -------------------------

Equity compensation plans approved
   by security holders                              0                            0                         0
Equity compensation plans not
   Approved by security holders                     1,666,365                    .50               See Footnote 1
                                           -----------------------     ----------------------    -------------------------

Total                                               1,666,365                    .50               See Footnote 1
                                           =======================     ======================    =========================

(1) The Company's option plans do not have a specific number of shares authorized for issuance. The Board of Directors and the Remuneration Committee determine the number of options to be granted in any given fiscal year.

         The Company maintains three option plans, the Invu, Inc. Enterprise Management Share Option Agreement (Group A) (the "Group A Agreement"), the Invu Inc. Enterprise Management Share Option Agreement (Group B) (the "Group B

Agreement") and the Invu, Inc. Executive Stock Incentive Share Option Agreement (the "Executive Agreement"), all of which are administered by the Board of Directors.

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

         Under each Group B Agreement, the entire number of options vest on the third anniversary of the date of grant provided that certain performance goals are met and provided that the optionee continues to remain an employee of the Company, subject to certain exceptions. However, if an optionee has been employed by the Company for five years and terminates employment with the Company before the third anniversary of the date of grant, the option shall become immediately vested and exercisable on the date of termination despite the fact that performance goals have not been met. In addition, if the performance goals have not been met by the sixth anniversary of the date of grant, the entire option shall become vested and exercisable provided that the optionee continues to remain employed with the Company, subject to certain exceptions. Options granted under the Group B Agreement are also exercisable at an exercise price of $.50 per share. The Group B Agreement may be amended by the Board of Directors in its sole discretion provided that no amendment may be made without the consent of an optionee if such amendment adversely affects the existing rights of the optionee.

         All options granted under the Group A Agreement and the Group B Agreement shall expire on the tenth anniversary of the date of grant. In the event of a change in control of the Company or a voluntary liquidation, both Group A and Group B Agreements provide for accelerated vesting of options. An optionee may not assign or transfer options provided that the personal representatives of an optionee may exercise the option within one year of the death of an optionee. Options under both plans may be exercised for cash only.

         The Executive Agreement is for David Morgan and non-executive directors of the Company and as such, optionees are not subject to employment or performance criteria. Options granted under the Executive Agreement may be exercised for cash only, vest 25% annually and expire on the tenth anniversary of the date of grant. Option grants may be subject to accelerated vesting in the event of a change of control or voluntary liquidation. Optionees are also prohibited from assigning or transferring options; provided that the personal representative of an optionee may exercise the option within one year of the death of the optionee.

Item 12.  Certain Relationships and Related Transactions

Guarantees of Indebtedness and Guarantee Fees

         The Company has a $328,740 short-term credit facility with an annual interest rate currently of 5.75% with an English bank. The Company's bank also provided a further credit facility of $986,220 in October 2001 by way of notes payable with re-negotiated monthly repayments of $41,092 for May through August 2003 and $82,184 from September 2003 through June 2004. This facility currently bears interest at the rate of 5.75% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of this Company, had an interest until December 2002. Cross guarantees were made by Invu Services Limited, Invu plc and Invu International Holdings Limited. Invu International Holdings Limited also executed a Debenture in favor of the bank.

         In June 2002, the Company secured a short term credit facility of $410,925 from Bank Leumi at an annual interest rate currently of 6.75%. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited, a company in which Daniel Goldman, a non-executive director of the Company, had an interest until December 2002.

Loans

         In February 2001, the Company increased its non-interest bearing loan of $5,635 made to David Morgan in September 1999 to $19,584. This loan was paid in full in December 2002.

         As of January 31, 2003, the Company had received unsecured loans totaling $795,637 from Peter Fraser. These loans bear interest of $4,931 per month.

         In February 2001, Vertical Investments Limited, an entity in which Daniel Goldman, a non-executive director of the Company had an interest until December 2002, lent the Company $1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in
September 2001, $275,000 in December 2001 and $275,000 in February 2002. These loans are secured by a debenture covering all of the Company's assets, which is subordinate to the debenture granted to the Company's bank. In addition, Paysage Investments Limited, also an entity in which Daniel Goldman's brother has an interest, loaned the Company $50,000 in May 2001. To date, no payments have been made on any of these loans. See "Item 1. Description of Business - The First Financing Transaction, The Second Financing Transaction and The Subsequent Financing Transactions."

Employment and Indemnification Agreements

         The Company does not maintain any Indemnification Agreements with its directors. David Morgan, John Agostini and Jon Halestrap have entered into employee employment agreements with the Company. See "Item 10. Executive Compensation-Employment Agreements."

Transactions

         The Company paid Impakt Software Limited $75,001 as of the fiscal year ended January 31, 2003. Paul O'Sullivan, an individual listed in the beneficial ownership table set forth in Item 11 and the Company's former Chief Technical officer and director, is a director of Impakt Software Limited.

         The Company paid Peter Fraser, an individual listed in the beneficial ownership table set forth in Item 11, $63,998 for advisory services relating to the acquisition of Corsham Holding BV.

         The Company made purchases from Vertical Investments Limited, a company in which Daniel Goldman, as a non-executive director of the Company, had an interest until December 2002, totaling $13,692 with a balance of $14,726 owed at January 31, 2003.

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

10.18 Debenture, dated October 24, 2001, between the Company and Vertical Investments Limited (incorporated by reference from Exhibit 10.18 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.19 Secured Guarantee, dated October 24, 2001, between the Company and Vertical Investments Limited (incorporated by reference from Exhibit
         10.19 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.20 Ranking Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.21 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC (incorporated by reference from Exhibit 10.21 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.22 Loan Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited, Invu International Holdings Limited, Invu PLC, David Morgan, John Agostini and Jon Halestrap (incorporated by reference from Exhibit 10.22 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.23 Amendment No. 1 to the Limited Manufacturing Agreement, effective December 21, 2001 between Gupta Technologies, LLC and Invu Services Limited (incorporated by reference from Exhibit 10.23 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

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

10.26 Co-operation and Project Funding Agreement, dated as of August 1, 2002, between and among The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc. (incorporated by reference from Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.27 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V. (incorporated by reference from Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.28 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited. (incorporated by reference from Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.29 Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB filed September 16,
         2002).

10.30 Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from
         Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.31 Loan Agreement, dated as of September 6, 2002, between Invu International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.32 Loan Agreement, dated as of June 13, 2002, between Invu Services Limited and Bank Leumi (UK) plc (incorporated by reference from Exhibit
         10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

*10.33   Form of Invu, Inc. Executive Stock Incentive Share Option Agreement.

*10.34 Term Loan Agreement, dated as of April 2, 2003, between Invu Services Limited and Bank of Scotland.

*10.35 Overdraft Agreement, dated April 2, 2003, between Invu Services Limited and Bank of Scotland.

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

*99.1 Certification by David Morgan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification by John Agostini pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith
**Confidential materials deleted and filed separately with the Securities and Exchange Commission.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14.  Controls and Procedures

     Within 90 days prior to the date of this annual report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                          INVU, Inc.
                                          (Registrant)



Date: May 1, 2003                         By:  /s/ David Morgan
                                              ---------------------------------
                                              David Morgan, President and
                                              Chief Executive Officer

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


    SIGNATURE                                 OFFICE                          DATE
    ---------                                 ------                          ----


/s/ David Morgan                 President and Chief Executive Officer   May 1, 2003
----------------------------     (Principal Executive Officer)
David Morgan

 /s/ Jon Halestrap                Director and VP Marketing and Sales    May 1, 2003
----------------------------
Jon Halestrap


                                  Director                               May __, 2003
----------------------------
Daniel Goldman


 /s/ John Agostini                Director and Chief Finance Officer     May 1, 2003
-----------------------------     (Principal Financial Officer and
John Agostini                     Chief Accounting Officer)


                                  Director                               May ___, 2003
------------------------------
Tom Maxfield



                                  CERTIFICATION

I, David Morgan, Chairman of the Board, President and Chief Executive Officer of Invu, Inc. (the "Company"), certify that:

1.       I have reviewed this report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                        /s/ David Morgan
                                        --------------------------------------
                                        David Morgan
                                        President and Chief Executive
                                        Officer (Principal Executive Officer)
                                        May 1, 2003

                                  CERTIFICATION

I, John Agostini, Chief Financial Officer of Invu, Inc. (the "Company"), certify that:

1.       I have reviewed this report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report in being prepared;
         b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's Board of Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
         b. any fraud, whether of not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ John Agostini
                                        ----------------------------------------
                                        John Agostini
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)
                                        May 1, 2003

                               INDEX TO EXHIBITS


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

10.18 Debenture, dated October 24, 2001, between the Company and Vertical Investments Limited (incorporated by reference from Exhibit 10.18 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.19 Secured Guarantee, dated October 24, 2001, between the Company and Vertical Investments Limited (incorporated by reference from Exhibit
         10.19 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.20 Ranking Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited and the Bank of Scotland (incorporated by reference from Exhibit 10.20 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.21 Financing Arrangement, effective as of December 27, 2001, between Vertical Investments Limited, the Company, Invu Services Limited, Invu International Holdings Limited and Invu PLC (incorporated by reference from Exhibit 10.21 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.22 Loan Agreement, dated October 24, 2001, between Vertical Investments Limited, Invu Services Limited, Invu International Holdings Limited, Invu PLC, David Morgan, John Agostini and Jon Halestrap (incorporated by reference from Exhibit 10.22 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

10.23 Amendment No. 1 to the Limited Manufacturing Agreement, effective December 21, 2001 between Gupta Technologies, LLC and Invu Services Limited (incorporated by reference from Exhibit 10.23 of the Company's Annual Report on Form 10-KSB filed May 1, 2002).

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

10.26 Co-operation and Project Funding Agreement, dated as of August 1, 2002, between and among The Britech Foundation Limited and Smashing Concepts Ltd and INVU Inc. (incorporated by reference from Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.27 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B.V. Holding Maatschappij "De Hondsrug," INVU International Holdings Limited, and Corsham Holding B.V. (incorporated by reference from Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.28 Agreement for the Sale, Purchase and Transfer of Shares, dated as of August 23, 2002, between and among B. V. Holding Maatschappij "De Hondsrug," and INVU International Holdings Limited. (incorporated by reference from Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.29 Exclusive Copyright and Trademark/Tradename License, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB filed September 16,
         2002).

10.30 Transfer of Trade Secret and Exclusive License of Know-How Agreement, dated as of September 6, 2002, between and among INVU International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from
         Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.31 Loan Agreement, dated as of September 6, 2002, between Invu International Holdings Ltd. and Corsham Holding B.V. (incorporated by reference from Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB filed September 16, 2002).

10.32 Loan Agreement, dated as of June 13, 2002, between Invu Services Limited and Bank Leumi (UK) plc (incorporated by reference from Exhibit
         10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

*10.33   Form of Invu, Inc. Executive Stock Incentive Share Option Agreement.

*10.34 Term Loan Agreement, dated as of April 2, 2003, between Invu Services Limited and Bank of Scotland.

*10.35 Overdraft Agreement, dated April 2, 2003, between Invu Services Limited and Bank of Scotland.

21 Subsidiaries of the Company (incorporated by reference from Exhibit 21 of the Company's Annual Report on Form 10-KSB filed October 15, 1999).

*99.1 Certification by David Morgan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification by John Agostini pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith
**Confidential materials deleted and filed separately with the Securities and Exchange Commission.

CONSOLIDATED FINANCIAL STATEMENTS
AND REPORT OF INDEPENDENT
ACCOUNTANTS

INVU, INC. AND SUBSIDIARIES

JANUARY 31, 2003 AND 2002

INVU, INC. AND SUBSIDIARIES




--------------------------------------------------------------------------------

CONTENTS                                                                 PAGE




Report of independent accountants                                          2

Consolidated financial statements

    Consolidated balance sheets                                            3

    Consolidated statements of operations                                  5

    Consolidated statements of deficit in stockholders' equity             6

    Consolidated statements of cash flows                                  7

    Notes to consolidated financial statements                             8

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors INVU, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of INVU, Inc. and Subsidiaries as of January 31, 2003 and 2002 and the related consolidated statements of operations, deficit in stockholders' equity and cash flows for each of the years ended January 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVU, Inc. and Subsidiaries as of January 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for each of the years ended January 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note B to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets."


Grant Thornton
Northampton, England

April 30, 2003


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS AT JANUARY 31,
--------------------------------------------------------------------------------
                                                  2003           2002
                                                     $              $
ASSETS

Current assets
Cash and cash equivalents                          57,214              -
Accounts receivable:
  Trade, net                                    1,559,094        936,442
  VAT recoverable and other                           916         19,582
Inventories                                       123,596         78,782
Prepaid expenses                                   67,075         85,796
                                              -----------    -----------
Total current assets                            1,807,895      1,120,602
                                              -----------    -----------

Equipment, furniture and fixtures
Computer equipment                                283,430        148,579
Vehicles                                          277,098        287,722
Office furniture and fixtures                     121,037        100,897
                                              -----------    -----------
                                                  681,565        537,198

Less accumulated depreciation                     395,940        244,266
                                              -----------    -----------
                                                  285,625        292,932
                                              -----------    -----------

Intangible assets, net                             82,185        117,775
Goodwill                                        1,361,113              -

                                              -----------    -----------
Total assets                                    3,536,818      1,531,309
                                              ===========    ===========







The accompanying notes are an integral part of these financial statements


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS AT JANUARY 31,
---------------------------------------------------------------------------------------------------------------
                                                                                          2003           2002
                                                                                             $              $

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             695,213        276,203
Current maturities of long-term obligations                                          3,643,239      2,945,681
Accounts payable                                                                       496,117        506,161
Accrued liabilities                                                                  1,187,452        610,290
Deferred revenue                                                                       380,009        216,848
Taxation liabilities                                                                 1,931,560              -
                                                                                   -----------    -----------
Total current liabilities                                                            8,333,590      4,555,183
                                                                                   -----------    -----------
Long-term obligations, less current maturities                                       1,811,922      2,093,740

Commitments and contingencies                                                                -              -
Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding
- 30,386,539 shares                                                                  1,746,223      1,746,223
Accumulated deficit                                                                 (8,115,118)    (7,086,082)
Accumulated other comprehensive (loss)/income                                         (239,799)       222,245
                                                                                   -----------    -----------
Deficit in stockholders' equity                                                     (6,608,694)    (5,117,614)
                                                                                   -----------    -----------
Total liabilities and deficit in stockholders' equity                                3,536,818      1,531,309
                                                                                   ===========    ===========









The accompanying notes are an integral part of these financial statements


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,
--------------------------------------------------------------------------------
                                                       2003            2002
                                                          $               $

Revenues                                             2,567,824       1,564,248

Expenses:
Production cost                                        255,863         208,247
Selling and distribution cost                          970,180         607,432
Research and development cost                          714,096         381,135
Administrative costs                                 1,144,374       1,288,174
                                                   -----------     -----------
Total operating expenses                             3,084,513       2,484,988
                                                   -----------     -----------
Operating loss                                        (516,689)       (920,740)
                                                   -----------     -----------
Other income (expense)
Interest, net                                         (512,347)       (354,890)
                                                   -----------     -----------
Total other expense                                   (512,347)       (354,890)
                                                   -----------     -----------
Loss before income taxes                            (1,029,036)     (1,275,630)
                                                   -----------     -----------
Income taxes                                                 -               -

                                                   -----------     -----------
Net loss                                            (1,029,036)     (1,275,630)
                                                   ===========     ===========
Weighted average shares outstanding:

Basic and Diluted                                   30,386,539      30,386,539
                                                   ===========     ===========
Net loss per common share:

Basic and Diluted                                        (0.03)          (0.04)
                                                   ===========     ===========










The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                           other
                                                 Common stock        Accumulated   comprehensive                   Comprehensive
                                             Shares        Amount        deficit   income/(loss)          Total             loss
                                                                $              $               $              $                $

Balance at January 31, 2001              30,386,539     1,746,223     (5,810,452)        157,514      (3,906,715)

Comprehensive loss:
  Foreign currency translation
   adjustment                                     -             -              -          64,731         64,731           64,731
  Net loss during the year                        -             -     (1,275,630)              -     (1,275,630)      (1,275,630)
                                         ----------     ---------     ----------        --------     ----------       ----------
Total comprehensive loss                                                                                              (1,210,899)
                                                                                                                      ==========

Balance at January 31, 2002              30,386,539     1,746,223     (7,086,082)        222,245     (5,117,614)

Comprehensive loss:
  Foreign currency translation
   adjustment                                     -             -              -        (462,044)      (462,044)        (462,044)
  Net loss during the year                        -             -     (1,029,036)              -     (1,029,036)      (1,029,036)
                                                                                                                      ----------
Total comprehensive loss                                                                                              (1,491,080)
                                         ----------     ---------     ----------        --------     ----------       ==========
Balance at January 31, 2003              30,386,539     1,746,223     (8,115,118)       (239,799)    (6,608,694)
                                         ==========     =========     ==========        ========     ==========






The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

----------------------------------------------------------------------------------------------
                                                                         2003            2002
                                                                            $               $

Net cash flows used in operating activities
  Net loss during the period                                      (1,029,036)     (1,275,630)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortisation                                    195,059         135,185
    (Profit)/loss on disposal of fixed assets                           (382)          1,046
    Exchange difference                                              (63,119)              -
    Changes in:
        Accounts receivable                                         (416,669)       (660,265)
        Inventories                                                  (29,727)        (45,460)
        Prepaid expenses                                              30,414          16,244
        Accounts payable                                             (86,061)        (20,861)
        Accrued liabilities                                          518,085         431,926
                                                                   ---------      ----------
Net cash used in operating activities                               (881,436)     (1,417,815)
                                                                   ---------      ----------

Cash flows provided by/(used in) investing activities:
  Acquisitions of property and equipment                            (106,295)        (71,263)
  Disposals of property and equipment                                 13,755               -
  Acquisition of intangible assets                                         -        (143,470)
  Net cash from acquisition of subsidiary                            490,684               -
                                                                   ---------      ----------
Net cash provided by/(used in) investing activities                  398,144        (214,733)
                                                                   ---------      ----------
Cash flows provided by financing activities:
  Short-term credit facility                                         347,727      (1,372,182)
  Borrowings received from notes payable                             277,751       3,096,255
  Repayment of borrowings                                            (82,105)        (28,694)
  Principal payments on capital lease                                (63,453)        (46,520)
                                                                   ---------      ----------
Net cash provided by financing activities                            479,920       1,648,859
                                                                   ---------      ----------
Effect of exchange rate changes on cash                               60,586         (16,311)
                                                                   ---------      ----------
Net increase in cash                                                  57,214               -
Cash at beginning of period                                                -               -
                                                                   ---------      ----------
Cash at end of period                                                 57,214               -
                                                                   =========      ==========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                        $  190,000      $  165,000

  Taxation                                                        $        -      $        -

Non-cash items during the period
  Taxation liability assumed on acquisition                       $1,750,108      $        -






The accompanying notes are an integral part of these financial statements.


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------
                          NOTE A - COMPANY DESCRIPTION

INVU, Inc. (the Company) is a holding company which operates one subsidiary INVU Plc, which is a holding company for two subsidiaries of its own, INVU Services (Services) and INVU International Holdings Limited (Holdings). Holdings has one subsidiary of its own, INVU Netherlands BV (formerly Corsham Holding BV). The Company was incorporated under the laws of the State of Colorado, United States of America, in February 1997. INVU Plc, Services and Holdings are companies incorporated under English Law. The Company operates in one industry segment which includes developing and selling software for electronic management of many types of information and documents such as forms, correspondence, literature, faxes, technical drawings and electronic files. Services is the sales, marketing and trading company for the UK market. INVU Netherlands BV is the sales, marketing and trading company for the Benelux market and holds the licence to the Benelux intellectual property rights to the INVU software. Holdings holds the intellectual property rights to the INVU software. The Company has three customers that accounted for 19%, 14% and 7% of the revenues for the year ended January 31, 2003. For the prior year, the revenues were 18%, 15% and 10% respectively.

               NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1          Principles of consolidation

           The consolidated financial statements include the accounts of the Company and its subsidiaries INVU Plc, Services, Holdings and INVU Netherlands BV. All significant intercompany accounts and transactions have been eliminated in consolidation.

           The Company follows the provisions of Statement of Financial Accounting Standard No 141 "Business Combinations" and Statement of Financial Accounting Standard No 142 "Goodwill and other Intangible Assets". The Company capitalizes goodwill as a result of the acquisition of a subsidiary undertaking and does not amortize this goodwill. The goodwill is subject to an impairment review at least annually with any impairment provision being charged to the Statement of Operations in the relevant period.

           An initial impairment review was performed and no impairment provision was required. The Company intends to carry out its annual impairment reviews in January of the relevant years.

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

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

6        Cash

         For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company has $57,214 of cash and cash equivalents in foreign bank accounts, as of January 31, 2003.

7        Inventories

         Inventories consist of goods for resale and are stated at the lower of FIFO (first-in, first-out) cost or market value.

8        Advertising costs

         Advertising costs of $125,071 and $99,446 for the years ended January 31, 2003 and 2002 respectively, have been charged to expense as incurred.

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

11       Net loss per share

         The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128).

         The Company's basic net loss per share amount has been computed by dividing net loss by the weighted average number of outstanding common shares. For the years ended January 31, 2003 and 2002 no common stock equivalents were included in the computation of diluted net earnings per share. Convertible debentures, stock options and loan notes excluded from the calculation of loss per share because their effect is anti-dilutive amounted to 20,762,130 common shares on a weighted average basis for the year ended January 31, 2003 (January 31, 2002:
         4,358,487).

12       Fair value of financial instruments

         The Company's financial instruments consists of cash, trade receivables, borrowings, trade payables and accrued liabilities. The carrying amount of these instruments approximate the fair values because of their short maturity. The fair value of certain non-current financial assets and liabilities are estimated to approximate carrying value based on considerations of risk, current interest rates and remaining maturities. The Company is unable to determine the fair value of certain other non-current financial liabilities as there is no market value for such instruments.

13       Stock-based compensation

         The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation." As permitted by the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for its employee share option plans. As a result, compensation expense related to options granted is measured based on the intrinsic value of the underlying common stock. See Note below for a summary of the pro-forma effects on reported net loss per share for the years ended January 31, 2003 and 2002 based on the fair value of options and shares granted as prescribed by SFAS No. 123.

         As permitted under SFAS No. 123 "Accounting for Stock Based Compensation", the Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") in accounting for share-based awards to employees, for options granted.

         Pro-forma information regarding net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee share options and the options granted by shareholders under the fair value method consistent with the method prescribed by that Statement. The weighted average fair value at date of grant for options granted during 2002 was $0.13 per option. No options were granted during 2003. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

                                                   2003              2002
                                                   ----              ----
                Risk-free interest rate            6.5%              6.5%
                Dividend yield                       0%                0%
                Volatility factor                  100%              100%
                Expected life                      Eight            Eight

         Had the Company's option plan and the options granted to stockholders been accounted for under SFAS No. 123, the Company's charge to income for 2003 and 2002 would have been $nil and $209,918, respectively. Net loss and loss per share would have been increased to the following pro-forma amounts.


                                                                Year ended               Year ended
                                                                 January 31,            January 31,
                                                                   2003                    2002

Net Loss applicable to common shareholders................      $ (1,029,036)          $(1,275,630)
Employee compensation.....................................                 -              (209,918)
                                                                -------------          ------------
Pro-forma net loss applicable to common shareholders......      $ (1,029,036)          $(1,485,548)
                                                                =============          ============
Pro-forma net loss per share applicable to common
  stockholders -- basic and diluted.......................            ($0.03)               ($0.05)
                                                                =============          ============


14       Foreign currency translation

         The functional currency of the Company and its Subsidiaries is the British pound sterling, except INVU Netherlands BV which is the Euro. The consolidated financial statements are presented in US dollars using the principles set out in Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation" (SFAS No. 52). Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the accumulated other comprehensive income component of stockholders' equity.

         Exchange gains of $63,119 on foreign monetary balances are included in the Statement of Operations.

15       Research and development costs

         All research and development costs are expensed as incurred.


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

16       Contingencies

         The Company follows the provision of Statement of Financial Accounting Standard No 5 "Accounting for Contingencies" (SFAS No 5). SFAS 5 requires that an estimated loss from a loss contingency should be accrued for by a charge to income if it is probable that an asset has been impaired or a liability has been accrued and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is a possibility that a loss has been incurred.

17       Recent pronouncements

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

         The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August 2001. SFAS 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS 121 and is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position and results of operations.

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

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and to require prominent disclosures about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosures about those effects in interim financial information.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

         The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25 and will adopt the additional disclosure provisions of SFAS 148 during the first quarter of its year ending January 31, 2004.

         In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

         o measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

         o provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

         The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management is currently reviewing the application of FIN 46 and is unable to determine the impact on the Company's results of operations or financial condition.

                             NOTE C - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's total liabilities exceeded its total assets by $6,608,694 at January 31, 2003 and the Company had negative cash flows from operations of $881,436 for the year to January 31, 2003. The Company is starting to generate operating revenues and has obtained additional financing during the year ended January 31, 2003 of $685,925. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations generate net cash inflows. The Company is in the process of seeking the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              NOTE D - INVENTORIES

Inventories consist of the following:

                                           January, 31     January, 31
                                                  2003            2002
                                                     $               $

Goods for resale                               123,596          78,782
                                           ===========     ===========


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                            NOTE E - INTANGIBLE ASSET

The Company purchased certain assets comprising software, intellectual property rights and the customer list from an unaffiliated entity on July 31, 2001 for $164,370 ((pound)100,000). Amortisation of $50,943 ((pound)33,333) has been charged during the period.

                       NOTE F - SHORT-TERM CREDIT FACILITY

At January 31, 2003 the Company had a $328,740 (or (pound)200,000) (at January 31, 2002 the amount was $282,660 (or (pound)200,000)),5.75% (at January 31,
2002, the interest rate was 6%) short-term credit facility with an English bank. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at January 31, 2003 was $284,288 ((pound)172,956), (January 31, 2002 $276,203 ((pound)195,431)). The amount drawn is repayable on demand at the bank's discretion. The credit facility is due for review on February 10, 2004.

The Company also has a $410,925 ((pound)250,000) (January 31, 2002 $nil ((pound)nil)), 6.75% short-term credit facility with an English bank. The credit facility is collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at January 31, 2003 was $410,925 ((pound)250,000), (January 31, 2002
$nil ((pound)nil)). The amount drawn is payable on demand at the bank's discretion. Negotiations for the renewal of this facility are ongoing.


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                         NOTE G - LONG-TERM OBLIGATIONS

Long-term obligations at January 31, 2003 and January 31, 2002, consist of the following:

                                                                                   January 31,    January 31,
                                                                                          2003           2002
                                                                                             $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,931 per month ((pound)3,000)                                                      795,637        735,818

4% above Libor rate (Libor rate was 3.97% and 4% at January 31, 2003 and 2002 respectively) notes payable to an English bank, monthly payment aggregating to
(pound)500, matured in March 2002, collateralised by all assets of the
Company and a corporate guarantee given by Vertical Investments Limited                      -            940

4% above Libor rate (Libor rate was 3.97% and 4% at January 31, 2003 and 2002 respectively) notes payable to an English bank, monthly payments aggregating to
(pound)1,333, maturing in June 2004, collateralised by all assets of the
Company, unlimited multilateral guarantees between subsidiary undertakings and a corporate guarantee given by Vertical Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85% of the
outstanding balance                                                                     41,640         56,530

2% above bank base rate (base rate was 3.75% and 4% at January 31, 2003 and 2002 respectively) notes payable to an English bank, 4 monthly payments of
(pound)25,000 each starting in May 2003 and 10 monthly payments of (pound)50,000 each starting in September 2003, collateralised by all assets of the Company, unlimited multilateral guarantees between subsidiary undertakings and a
corporate guarantee given by Vertical Investments Limited                              986,220        847,980

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                     159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                         1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                         500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above             300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                     550,000        275,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2005                                                                122,664        164,153
                                                                                     ---------      ---------
                                                                                     5,455,161      5,039,421
Less current maturities                                                              3,643,239      2,945,681
                                                                                     ---------      ---------
                                                                                     1,811,922      2,093,740
                                                                                     =========      =========


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

Scheduled maturities of long-term obligation are as follows:

Year ending January 31,                                             $

2004                                                        3,643,239
2005                                                          441,289
2006                                                          574,996
2007                                                                -
2008                                                                -
Thereafter                                                    795,637
                                                       --------------
                                                            5,455,161
                                                       ==============

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

Interest amounting to $281,086 has been accrued to January 31, 2003 (January 31, 2002 $172,383) in respect of the A and B Convertible Notes.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus all outstanding interest after August 2002 upon receipt of 30 days written notice from the Company or the Investors. At January 31, 2003 the outstanding principal could have been converted into 1,723,077 common shares.

In consideration of the Investors advancing an aggregate of $1,000,000, the Company caused Montague Limited the principal shareholder to transfer, and register in the name of the Investors, 225,000 shares of Common Stock of no par value.

The convertible debentures are secured by a second charge over the Company's assets.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

2)       Loan notes and convertible loan notes

         The investors for the loan notes and convertible loan notes detailed below are a related party of a minority shareholder and non-executive director of the Company, a non-executive director of the Company and Vertical Investments Limited. Each description below corresponds to the same romanette listed on the first table of Note G.

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                               January 31,     January 31,
                                                      2003            2002
                                                         $               $

Vehicles                                          277,098         287,722
Less accumulated depreciation                    (190,840)       (134,410)
                                             -------------     -----------
                                                   86,258         153,312
                                             =============     ==========

Scheduled maturities of minimum lease payments are as follows:

Year ending January 31,                                      $

2004                                                   117,334
2005                                                    16,528
2006                                                         -
                                                   ------------
                                                       133,862
Less amount representing interest                      (11,198)

                                                   ------------
Present value of net minimum lease payments            122,664
                                                   ============

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                              NOTE H - COMMITMENTS

The Company leases office space and the rent expense totaled approximately $65,150 and $60,600 for January 31, 2003 and 2002 respectively.

The future minimum rental commitments as of January 31, 2003 are as follows:

Year ending January 31,                              $

2004                                            38,460
                                               ========

The Company has a commitment to purchase a minimum of 47,603 database licences for approximately $228,475 by June 2003.

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

At January 31, 2003, due to the Company's cumulative losses since inception, a loss carry forward of approximately $1,270,000 for US Federal Tax purposes and $3,770,000 for UK purposes, may be utilized in the future for an indefinite period.

Net deferred tax assets resulting from the loss carry forward have been offset by a valuation allowance of equal amounts at January 31, 2003 and January 31, 2002 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowances were approximately $1,735,000 and $1,175,000 at January 31, 2003 and January 31, 2002, respectively. The valuation allowance increased approximately $ 560,000 and $475,000 at January 31, 2003 and 2002 respectively. The effective tax rate differs from the statutory rate as a result of the valuation allowance. Gross deferred tax liabilities were immaterial for all periods.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                              NOTE J - ACQUISITIONS

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

The results of INVU Netherlands BV's operations have been included in the consolidated financial statements since that date. Management believes that the acquisition of INVU Netherlands BV will allow the Company to expand into Europe with the advantage of generating cash and the possibility of creating tax savings.

The aggregate purchase price was $4,195,778, including $1,271,769 of cash and the assignment of an intercompany liability from the vendor of $2,924,009.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                                        At
                                           August 23, 2002
                                                         $

Current assets
  Cash                                          1,750,108
  Intercompany receivable                       2,924,009
                                             -------------
Total current assets assumed                    4,674,117
                                             -------------
Current liabilities
  Taxation liabilities                          1,750,108
                                             -------------
Total current liabilities assumed               1,750,108
                                             -------------

Net assets acquired                             2,924,009
Goodwill                                        1,271,769
                                             -------------
Total consideration                             4,195,778
                                             =============

The Group paid more for the Company than the value of the net assets because they believe that the current tax liability can be reduced via their expansion into Europe. Of the total amount of goodwill, $nil is expected to be deductible for tax purposes.

An impairment provision will be made against the goodwill when the expected tax savings are realized.

                       NOTE K - RELATED PARTY TRANSACTIONS

At January 31, 2003 David Morgan owed $nil (January 31, 2002 $19,584) to the Company. The maximum liability during the year amounted to $19,584 and the interest charge amounted to $nil (January 31, 2002 $nil).

The Company made purchases during the year under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan who is a potential beneficiary of a discretionary trust, the res of which includes beneficial ownership of the Company's common stock. The percentage of Mr. O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $75,001 (January 31, 2002 $136,340) and the balance owed by the Company at January 31, 2003 was $1,256 (January 31, 2002 $6,477).

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2003 AND 2002
--------------------------------------------------------------------------------

                 NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

During the period, the company paid Peter Fraser, a minority shareholder of the company, $63,998 for advisory services relating to the acquisition of Corsham Holding BV.

The Company made purchases during the year under normal commercial terms from Vertical Investments Limited, a company in which D. Goldman had an interest until December 2002. Mr. Goldman is a minority shareholder and non-executive director of the Company. A related party of Mr. Goldman is a beneficiary of a trust that indirectly owns Vertical Investments Limited. Total purchases amounted to $13,692 (2002: $nil) and the balance owed by the company at 31 January 2003 was $14,726 (2002: $nil).

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


                                                                Weighted
                                                                 average
                                                Options      exercise price
                                                -------      --------------

         Options outstanding at
         February 1, 2001.................            --             --
         Exercised........................            --             --
         Granted..........................     1,666,365          $0.50
         Cancelled or forfeited...........            --             --
                                               ---------      ---------
         Options outstanding at
         January 31, 2002.................     1,666,365           0.50
         Exercised........................            --             --
         Granted..........................            --             --
         Cancelled or forfeited...........            --             --
                                               ---------      ---------
         Options outstanding at
         January 31, 2003.................     1,666,365          $0.50
                                               =========      =========

The  weighted  average fair value of the options  granted  during the year ended
January 31, 2002 was $0.13. No options were granted during the year ended January 31, 2003.

The following table summarizes information about stock options outstanding at January 31, 2003.


                                     Weighted average       Weighted                           Weighted
Range of           Number            remaining              average          Number            average
exercise prices    outstanding       contractual life (in   exercise price   exercisable       exercise price
                                     years)


$0.50-$0.50         1,666,365          8.7                   $0.50             157,500           $0.50


                          NOTE M - CONTINGENT LIABILITY

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

                           NOTE N - SUBSEQUENT EVENTS

The Company has, since the year end, renegotiated the terms of the $986,220 ((pound)600,000) bank loan included in Note G. The Company is required to repay the bank loan by 4 monthly payments of (pound)25,000 each starting in May 2003 followed by 10 monthly payments of (pound)50,000 each starting in September 2003.



