Form 10QSB
period 2003-04-30
INVU INC
filed 2003-06-16
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003
[ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

         Issuer's telephone number, including area code: (01604) 859893
                                                        ----------------

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

As of June 13, 2002 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                   INVU, INC.

                                 April 30, 2003

                                      INDEX

                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION..............................................F-1

         Item 1.  Financial Statements......................................F-1

                  Consolidated  Balance  Sheets  as  of  April 30, 2003.....F-2

                  Consolidated Statements of Operations.....................F-4

                  Consolidated Statements of Deficit in
                    Stockholders' Equity....................................F-5

                  Consolidated Statements of Cash Flows.....................F-6

                  Notes to Financial Statements.............................F-7

         Item 2.  Management's   Discussion  and  Analysis  or
                  Plan of Operation...........................................1

         Item 3.  Controls and Procedures.....................................8

PART II. OTHER INFORMATION....................................................9

         Item 1.  Legal Proceedings...........................................9
         Item 2.  Changes in Securities.......................................9
         Item 3.  Default Upon Senior Securities..............................9
         Item 4.  Submission of Matters to a Vote of Security Holders.........9
         Item 5.  Other Information...........................................9
         Item 6.  Exhibits and Reports on Form 8-K........................... 9

SIGNATURES..................................................................S-1
EXHIBIT INDEX...............................................................E-1

CONSOLIDATED FINANCIAL STATEMENTS


INVU, INC. AND SUBSIDIARIES


APRIL 30, 2003

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------

                                                   April 30,    January 31,
                                                        2003           2003
                                                 (unaudited)
                                                           $              $

ASSETS

Current assets
Cash and cash equivalents                             18,409         57,214
Accounts receivable:
  Trade, net                                       1,036,277      1,559,094
  VAT recoverable and other                            1,103            916
Inventories                                          180,200        123,596
Prepaid expenses                                      89,764         67,075
                                                  -----------    -----------
Total current assets                               1,325,753      1,807,895
                                                  -----------    -----------
Equipment, furniture and fixtures
Computer equipment                                   267,575        283,430
Vehicles                                              83,675        277,098
Office furniture and fixtures                        119,297        121,037
                                                  -----------    -----------
                                                     470,547        681,565

Less accumulated depreciation                        235,680        395,940
                                                  -----------    -----------
                                                     234,867        285,625
                                                  -----------    -----------
Intangible assets, net                                66,583         82,185
Goodwill                                           1,323,269      1,361,113
                                                  -----------    -----------
Total assets                                       2,950,472      3,536,818
                                                  ===========    ===========












The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------


                                                                                     April 30,    January 31,
                                                                                          2003           2003
                                                                                   (unaudited)
                                                                                             $              $


LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             622,398        695,213
Current maturities of long-term obligations                                          3,704,918      3,643,239
Accounts payable                                                                       489,144        496,117
Accrued liabilities                                                                  1,002,120      1,187,452
Deferred revenue                                                                       455,406        380,009
Taxation liabilities                                                                 2,007,102      1,931,560
                                                                                    -----------    -----------
Total current liabilities                                                            8,281,088      8,333,590
                                                                                    -----------    -----------
Long-term obligations, less current maturities                                       1,580,398      1,811,922

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (8,263,957)    (8,115,118)
Accumulated other comprehensive income                                                (393,280)      (239,799)
                                                                                    -----------    -----------
                                                                                    (6,911,014)    (6,608,694)
                                                                                    -----------    -----------
Total liabilities and deficit in stockholders' equity                                2,950,472      3,536,818
                                                                                    ===========    ===========









The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------

                                                 For the three months ended
                                                April 30,         April 30,
                                                     2003              2002
                                              (unaudited)       (unaudited)
                                                        $                 $

Revenues                                          616,169           412,351

Expenses:
Production cost                                    40,165            56,490
Selling and distribution cost                     286,719           201,909
Research and development cost                     190,489           177,191
Administrative costs                              184,327           248,820
                                               -----------       -----------
Total operating expenses                          701,700           684,410
                                               -----------       -----------
Operating loss                                    (85,531)         (272,059)

Other income (expense)
Interest, net                                    (119,065)         (106,101)
Cumulative adjustment                              55,757                 -
                                               -----------       -----------
Total other expense                               (63,308)         (106,101)
                                               -----------       -----------
Loss before income taxes                         (148,839)         (378,160)

Income taxes                                            -                 -
                                               -----------       -----------
Net loss                                         (148,839)         (378,160)
                                               ===========       ===========
Weighted average shares outstanding:

Basic and Diluted                              30,386,539        30,386,539
                                               ===========       ===========
Net loss per common share

Basic and Diluted                                   (0.01)            (0.01)
                                               ===========       ===========

================================================================================









The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


--------------------------------------------------------------------------------

                                                                                          Accumulated
                                                                                                other
                                                    Common stock          Accumulated   comprehensive                  Comprehensive
                                                Shares         Amount         deficit          income        Total              loss
                                                                    $               $               $            $                 $


Balance at January 31, 2003                 30,386,539      1,746,223      (8,115,118)       (239,799)  (6,608,694)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                            -              -               -        (153,481)    (153,481)        (153,481)
  Net loss for the period (unaudited)                -              -        (148,839)              -     (148,839)        (148,839)
                                                                                                                     ---------------
Total comprehensive income (unaudited)                                                                                     (302,320)
                                                                                                                     ===============
                                          ------------     ----------     ------------     -----------  -----------
Balance at April 30, 2003 (unaudited)       30,386,539      1,746,223      (8,263,957)       (393,280)  (6,911,014)
                                          ============     ==========     ============     ===========  ===========





















The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------

                                                                                  For the three months ended
                                                                                  April 30, 2003    April 30, 2002
                                                                                (unaudited)       (unaudited)
                                                                                          $                 $


Net cash flows used in operating activities
  Net loss during the period                                                       (148,839)         (378,160)
  Adjustments to reconcile net loss to net cash from/(used in)
  operating activities:
    Depreciation and amortization                                                    41,631            43,701
    Loss on disposal of assets                                                      (10,603)                -
Changes in:
    Accounts receivable                                                             522,630           197,707
    Inventories                                                                     (56,604)          (51,755)
    Prepaid expenses                                                                (22,689)           (9,667)
    Accounts payable                                                                 (6,973)          115,342
    Accrued liabilities                                                            (109,935)          (71,142)
                                                                                   ----------        ----------
Net cash from/(used in) operating activities                                        208,618          (153,974)
                                                                                   ----------        ----------
Cash flows from/(used in) investing activities:
  Acquisitions of property and equipment                                            (30,193)          (72,393)
  Proceeds from sale of property and equipment                                       54,507                 -
                                                                                   ----------        ----------
Net cash from/(used in) investing activities                                         24,314           (72,393)
                                                                                   ----------        ----------
Cash flows (used in)/provided by financing activities:
  Short-term credit facility                                                        (53,034)          (21,602)
  Borrowings received from notes payable                                                  -           275,000
  Repayment of borrowings                                                           (55,272)           (4,759)
  Principal payments on capital lease                                               (79,874)          (10,900)
                                                                                   ----------        ----------
Net cash (used in)/provided by financing activities                                (188,180)          237,739
                                                                                   ----------        ----------
Effect of exchange rate changes on cash                                             (83,557)          (11,372)
                                                                                   ----------        ----------
Net decrease in cash                                                                (38,805)                -
Cash at beginning of period                                                          57,214                 -

                                                                                   ----------        ----------
Cash at end of period                                                                18,409                 -
                                                                                   ==========        ==========

Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                           51,000            35,000







The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the three month period ended April 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $6,911,014 at April 30, 2003. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                       NOTE C - SHORT-TERM CREDIT FACILITY

At April 30, 2003 the Company had a $319,600 (or (pound)200,000) (at January 31, 2003 the amount was $328,470 (or (pound)200,000), 5.75% short-term credit facility with an English bank. The credit facility is collateralised by all assets of the Company, and a corporate guarantee given by Vertical Investments Limited and a guarantee of $159,800 (or (pound) 100,000) given by David Morgan.

  The amount drawn against the facility at April 30, 2003 was $222,898 ((pound)139,486) (January 31, 2003 $284,288 ((pound)172,956)). The amount drawn is repayable on demand at the bank's discretion. The credit facility is due for renewal on February 10, 2004.

The Company  also has a $399,500  ((pound)250,000)  (January  31, 2003  $410,925
((pound)250,000)), 6.75% short-term credit facility with an English bank. The credit facility is collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at April 30, 2003 was $399,500 ((pound)250,000) (January 31, 2003
$410,925 ((pound)250,000)). The amount drawn is payable on demand at the bank's discretion. Negotiations for the renewal of this facility are ongoing.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                         NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations at April 30, 2003 and January 31, 2003, consist of the following:


                                                                                     April 30,    January 31,
                                                                                          2003           2003
                                                                                   (unaudited)
                                                                                             $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,794 per month ((pound)3,000)                                                     744,724        795,637

4% above  Libor  rate  (Libor  rate was 3.66%  and  3.97% at April 30,  2003 and
January  31,  2003  respectively)  notes  payable  to an English  bank,  monthly payments aggregating to (pound)1,333,  maturing in June 2004,  collateralised by all assets of the Company,  unlimited multilateral guarantees between subsidiary undertakings and a corporate guarantee given by Vertical  Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85%
of the outstanding balance                                                              34,090         41,640

2% above base rate (base rate was 3.75% and 3.75% at April 30,  2003 and January
31, 2003  respectively)  notes payable to an English bank, 4 monthly payments of
(pound)25,000   each   starting  in  June  2003  and  10  monthly   payments  of
(pound)50,000 each starting in October 2003, collateralised by all assets of the
Company, unlimited multilateral guarantees between subsidiary undertakings a corporate guarantee given by Vertical Investments Limited and a guarantee
of $159,800 (or (pound) 100,000) given by David Morgan                                 958,800        986,220

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                     159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                         1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                         500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above             300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                     550,000        550,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2004                                                                 38,702        122,664
                                                                                     ---------      ---------
                                                                                     5,285,316      5,455,161
Less current maturities                                                              3,704,918      3,643,239
                                                                                     ---------      ---------
                                                                                     1,580,398      1,811,922
                                                                                     =========      =========


INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

Scheduled maturities of long-term obligation are as follows:

Year ending April 30,                                                 $

2004                                                          3,704,918
2005                                                            260,674
2006                                                            575,000
2007                                                                  -
2008                                                                  -
Thereafter                                                      744,724

                                                         --------------
                                                              5,285,316
                                                         ==============


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

Interest amounting to $273,611 has been accrued to April 30, 2003 (January 31, 2003 $281,086) in respect of the A and B Convertible Notes 1999-2002.

Any outstanding principal not converted or redeemed by the anniversary date, which was August 16, 2001, will be redeemed at par plus interest in August 2002 upon receipt of 30 days written notice from the Company or the Investors. At April 30, 2003 the outstanding principal could have been converted into 1,723,077 common shares.

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                April 30,     January 31,
                                                     2003            2003
                                              (unaudited)
                                                        $               $

Vehicles                                           83,675         277,098
Less accumulated depreciation                     (50,714)       (190,840)

                                             -------------    ------------
                                                  32,961          86,258
                                             =============    ============

Scheduled maturities of minimum lease payments are as follows:

Period ending April 30,                                                 $

2004                                                              29,270
2005                                                              13,365
                                                                 -------
                                                                  42,635

Less amount representing interest                                  3,933

                                                                 -------
Present value of net minimum lease payments                       38,702
                                                                 =======

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                       NOTE E - RELATED PARTY TRANSACTIONS

The Company made purchases during the three months ended April 30, 2003 under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sulivan who is a potential beneficiary of a discretionary trust, the res of which includes beneficial ownership of the Company's common stock. The percentage of Mr O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $nil (January 31, 2003 $75,001) and the balance owed by the Company at April 30, 2003 was $1,220 (January 31, 2003 $1,256).

During the three months ended April 30, 2003, the company paid Peter Fraser, a minority shareholder of the company, $nil (January 31, 2003 $63,998) for advisory services relating to the acquisition of Corsham Holding BV.

The Company made purchases during the three months ended April 30, 2003 under normal commercial terms from Vertical Investments Limited, a company in which Daniel Goldman had an interest until December, 2002. Mr Goldman is a minority shareholder and non-executive of the Company. A related party of Mr Goldman is a beneficiary of a trust that indirectly owns Vertical Investments Limited. Total purchases amounted to $nil (2003: $13,692) and the balance owed by the company at April 30, 2003 was $14,316 (2003: $14,726).

                          NOTE F - RECENT PRONOUNCEMENT

The FASB issued SFAS 143, Accounting for Asset Retirement Obligations in June 2001. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002 and was adopted by the Company on February 1, 2003. The adoption of SFAS 143 did have an impact on the Company's financial position and results of operations.

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

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

In December 2002, the FASB issued Interpretation 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to:

- measure and recognize the fair value of the guarantee at inception (for many guarantees, fair value will be determined using a present value method); and

- provide new disclosures regarding the nature of any guarantees, the maximum potential amount of future guarantee payments, the current carrying amount of the guarantee liability, and the nature of any recourse provisions or assets held as collateral that could be liquidated and allow the guarantor to recover all or a portion of its payments in the event guarantee payments are required.

The disclosure requirement of this Interpretation is effective for financial statements for fiscal years ending after December 15, 2002 and did not have a material effect on the Company's financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provision of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management is currently reviewing the application of FIN 46 and is unable to determine the impact on the Company's results of operations or financial condition.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. INVU is in the process of assessing the effect of SFAS 149 and does not expect the adoption of it, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial condition or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. INVU is in the process of assessing the effect of SFAS 150 and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

                          NOTE G - CONTINGENT LIABILITY

During the year ended January 31, 2002, there was a transfer of intellectual property between group companies at a value of $38,754,351. This transfer eliminated on consolidation. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability but no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

                         NOTE H - CUMULATIVE ADJUSTMENT

During the current quarter, management ascertained that the interest accrued on certain loans were calculated incorrectly. The interest rate was applied to the carrying sterling amounts recorded in the Company's books instead on the actual dollar loan value. This resulted in an overaccrual on interest payable. The cumulative adjustment in this quarter to correct the interest accrual was $55,757. This overaccrual built up over the past 12 months as the exchange rate between the US dollar and the British Pound moved significantly. The impact on the interest expense in each of the prior quarters is not significant.

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

         The Company's objective is to establish itself as a leading global supplier of information and document management software and services. Management believes that, as the market matures, the purchase of document management systems will become increasingly routine as buyers become acquainted with both the technology and applications. In order to deal with the increased demand, the Company continues to improve the quality of its third party value added resellers. Management considers both branding and product positioning fundamental to attaining the market share required to profitably achieve its objective of being a leading supplier of information and document management software.

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

         Management has adopted a value added reseller (VAR) model for sales of its products in the UK and Holland. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3,820 with a recurring annual fee thereafter. The Company continues to monitor its resellers to ensure that they meet the stringent INVU accreditation requirements, and consequently has cut half of its former resellers that no longer meet these requirements. The Company continues its aggressive VAR recruitment campaign, and having recruited 33 (including four in Holland) new resellers during the year ended January 31, 2003. Management has set an ambitious target to recruit further VARs by January 31, 2004. A new sales manager, specifically tasked with this objective, joined the Company in February 2003. Ten new VARs were recruited in the quarter ended April 30, 2003.

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

         Together with the steady increase in adoption of the INVU range by companies in the small/medium enterprise market, Management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, amongst others, Samsung, Kraft, Centrica, Persimmon Homes, Maersk Group, Universal Music Group, Millfield Partnership Limited, and Misys Financial Solutions. In some cases these are multiple repeat orders.

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and Marketing), provided INVU with an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities during the year ended January 31, 2003. The subsequent UK recruitment of a "Dealer Sign-Up Manager", and a further "Business Development Manager" signals the Company's intent to expand sales even further in fiscal year ended January 31, 2004 (the "Current Fiscal Year").

         Following the successful acquisition of Corsham Holding B.V., in August 2002, whose name has now been changed to INVU Netherlands B.V., the Company now has representation in Amsterdam, Holland. A country manager has been recruited, who is directed by and responsible to the Company's board of directors. Sales opportunities have already been identified and realized. The initial success of this venture has led to the recent expansion of the Dutch sales team and a further three VARs have been recruited in Holland.

         INVU has also appointed representatives in the Middle East, who have attended trade shows and have generated a number of potential sales leads. The Company continues to support these efforts wherever possible without incurring unnecessary overheads.

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

          Management believes that the international market for document technologies is growing at a rapid rate, and Management believes that it has the ability to be a major provider of information management to businesses world-wide. Management considers that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows. The Company believes that its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors.

         The international market for document technologies was forecast to grow from $17.5 billion in 1999 to $41.6 billion in 2003 according to the AIIM
Report: State of the Document Technologies Market 1997-2003 prepared by IDC for the Gartner Group, and Management believes that it has the ability to be a major provider of information management to businesses world-wide.

         Throughout the three months ended April 30, 2003, the Company has continued to develop its software products.

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

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. This product has successfully been used to "document enable" many different applications, including accountancy, patient record, financial back office and contact management systems, whereby a "mouse-click" on a specified screen within the native application will automatically link to INVU and provide a copy of the relevant image stored in INVU. The displayed image could for example be an invoice, medical chart, tax return or marketing literature. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. Sales of the "codefree" module have increased significantly, with one in three INVU installations employing this technology. Management expects this trend to continue, particularly now that the new enhanced version of "codefree" has been released into the market.

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

         Development and testing of a highly sophisticated content addressable indexing and retrieval system has continued throughout the period. Full text retrieval technology is already available within the latest release of Series 200 and Series 250, and INVU has developed technology, which is currently being tested, that is designed to allow access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. The technology is further designed to convert scanned images into text using standard Optical Character Recognition technology, and even poor quality scanned images may yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. Beta versions of this technology have been incorporated into the Britech and other development projects.

         An agreement was signed on August 1, 2002 between The Britech Foundation Limited, Smashing Concepts Ltd (an Israeli company) and INVU Inc. Britech is an Anglo-Israeli Government funding initiative concerning bilateral co-operation in private sector industrial research and development. INVU and
Smashing Concepts put forward a joint proposal to develop a web based application that will enable financial services organizations to interrogate multiple data sources and, via an electronic filtration mechanism, provide highly sophisticated categorization of information within pre-determined parameters. This will allow faster and more accurate retrieval of relevant data from which reliable decisions can be made. The combination of INVU's proven technology and that provided by Smashing Concepts have convinced Britech to invest nearly $500,000 into the project. INVU and Smashing Concepts will invest a similar amount between them in new employees dedicated to this project and other development expenses, and the project should provide an end user solution within 18 months of the contract date. Due to the cutting edge technology being developed, Management expects further spin-off benefits to accrue that will complement the Company's current product portfolio. Encouraging progress has been made on this project, which is currently on budget and within original timescales.

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

         Results of Operations

         The following is a discussion of the results of operations for the three months ended April 30, 2003, compared with the three months ended April 30, 2002, together with changes in financial condition during the three month period ended April 30, 2003.

         Total revenues increased by $203,818, or 49%, from $412,351 for the three months ended April 30, 2002 to $616,169 for the three months ended April 30, 2003. This increase in revenues reflects the Company's continued expansion of its customer base and the increasing awareness of the Company's software products in the market place. Management believes this further reflects the Company's understanding of the requirements of its end users.

         The net loss for the three months ended April 30, 2003 was $148,839, which is $229,321, or 61% lower than the net loss for the corresponding period in fiscal year 2002 of $378,160 mainly due to increased revenues and decreases in expenses and net interest expense

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and distribution of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs have decreased by $16,325 from $56,490 for the three months ended April 30, 2002 to $40,165 for the three months ended April 30, 2003. Production costs as a percentage of total revenues were 6.5% for the three months ended April 30, 2003 compared to 13.7% during the same period in fiscal year 2002. The decrease was mainly due to hardware costs incurred in the corresponding period in 2002, which did not recur this year. However, there has been an underlying fall in production costs as a proportion of revenues due to economies of scale, and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs increased by $84,810 from $201,909 in the three months to April 30, 2002 to $286,719 in the three months ended April 30, 2003. Selling and distribution costs as a percentage of total revenues decreased to 46.5% in the three months ended April 30, 2003 compared to 49% in the same period in fiscal year 2002. The decrease in the percentage over the comparable three month periods was due to the Company's new VAR-focused marketing initiatives to further increase sales during the Current Fiscal Year.

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility, and the subsequent general release to customers, have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased by $13,298, or 7.5%, from $177,191 in the three months ended April 30, 2002 to $190,489 during the three months ended April 30, 2003. Research and development costs as a percentage of total revenues fell to 31% in the three months ended April 30, 2003 compared to 43% in the same period in fiscal year 2002. The decreases in the percentage over the comparable three month period reflected the Company's reduced reliance on costly sub-contract labor. Instead, the Company now has an established in-house development team capable of meeting all of the Company's planned development requirements. This continued investment in research and development has provided the recent launch of the latest versions of Series 200, Series 250, i200 and Advanced CodeFree Integration, and continued work on the Britech project. Further functional enhancements to the entire product range are also ongoing in order to provide end users with a product that management believes has the best combination of value and performance in its market sector

         Administrative costs include the personnel and other costs of the administration, human resources and finance departments, together with property expenses, exchange gains, debt provisions, amortization of intangibles and depreciation of tangible assets. These costs decreased by $64,493, or 26%, from $248,820 in the three months ended April 30, 2002 to $184,327 during the three months ended April 30, 2003. Administrative costs as a percentage of total revenues fell to 30% in the three months ended April 30, 2003 compared to 60% in the same period in fiscal year 2002. The decrease in administrative costs over the comparable three month period is entirely due to foreign currency exchange gains of $110,555 for which the corresponding figure in the period to April 30, 2002 was $nil. Without this exchange gain, administrative costs would have increased by $46,062 as compared to the corresponding period in the previous fiscal year, but as a percentage of total revenues would still have fallen to 48%.

         During the three months ended April 30, 2003, the Company incurred net interest expense of $119,065 compared to net interest expense of $106,101 during the corresponding period in fiscal year 2002. This increase is mainly due to an increase in exchange rates. During the current quarter, a cumulative adjustment of $55,757 was processed to correct an overaccrual on loan interest payable that had been calculated using the sterling carrying amounts instead of the actual dollar loan value. Management expects interest costs to fall if and when additional investment funding is secured at favorable rates. Interest costs will also decrease if and when net revenues are adequate to consistently generate net cash inflows.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $1,307,344 at April 30, 2003, a decrease of $500,551 compared to $1,807,895 at January 31, 2003. Working capital was negative $6,973,744 as of April 30, 2003, compared with negative $6,525,695 as of January 31, 2003. These changes are mainly due to increases in inventories, prepaid expenses, current maturities of long term obligations, deferred revenue and taxation liabilities and decreases in accounts receivable, cash, short term credit facilities, and accrued liabilities. The decrease in accounts receivables of $522,817 from $1,559,094 at January 31,2003 to $1,036,277 at April 30,2003, was due to reduced business in the first quarter of the Current Fiscal Year compared to the fourth quarter of the previous fiscal year in line with the Company's historic operating patterns. The cash relates to bank balances held by the Dutch subsidiary. The Dutch subsidiary acquired in August 2002 has a tax liability of $2,007,102. However, based on professional advice, management believes that this liability will be expunged once agreement of the tax computations and returns for the period ending January 31, 2003 has been reached with the Dutch tax authorities, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry. Management believes that a significant part of the current maturities of long term obligations, together with accrued interest included in accrued liabilities, will ultimately be converted into equity and not become repayable.

         Total assets of the Company were $2,950,472 at April 30, 2003, a decrease of $586,346 compared to $3,536,818 at January 31, 2003. This is attributable to decreases in fixed assets of $50,758, intangible assets and goodwill of $53,446 and current assets of $500,551. The goodwill of $1,323,269 at April 30, 2003 is in respect of the acquisition of the Dutch subsidiary in August 2002 for consideration of $4,195,778, including professional fees.

         The total current liabilities of the Company increased by $10,253 from $8,333,590 at January 31, 2003 to $8,281,088 at April 30, 2003. The change in current liabilities is mainly due to increases in current maturities of long-term obligations of $61,679, deferred revenue of $75,397 and taxation liabilities of $75,542 together with decreases in accounts payable of $6,973, short-term credit facility of $72,815 and accrued liabilities of $175,986. This reflects the Company's growing financial stability as revenues rise and losses fall.

         Total stockholders' equity decreased by $302,320 during the three month period ended April 30, 2003 from a deficit of $6,608,694 at January 31, 2003 to a deficit of $6,911,014 at April 30, 2003. The Company is evaluating various financing options, including issuing debt and equity to finance future development, marketing of products, and strategic acquisitions.

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

         The Company has a $319,600 short-term credit facility with an annual interest rate currently of 5.75% with an English bank. The amount drawn against the facility at April 30, 2003 was $222,898, which is repayable on demand at the bank's discretion. This facility has been renewed and the next review date has been set for February 10, 2004. The Company's bank also provided a further credit facility of $958,800 in October 2001 by way of notes payable with re-negotiated monthly repayments of $39,950 for June through September 2003 and $79,900 from October 2003 through July 2004. This facility currently bears interest at the rate of 5.75% per annum. All bank credit facilities and notes payable are collateralized by all assets of the Company, a corporate guarantee given by Vertical Investments Limited and a guarantee of $159,800 given by David Morgan.

         In August 1999, the Company received a loan in the aggregate principal amount of $600,000 and a second loan in the principal amount of $400,000 (together "Loan Stock Instruments") from Alan David Goldman (the father of Daniel Goldman), Vertical Investments Limited and Tom Maxfield (a non-executive director of the Company). The Loan Stock Instruments currently bear interest at the rate of 6% and 10% per annum, respectively, and may be converted by the investors into one share of common stock for each $0.65 and $0.50, respectively, of outstanding principal and accrued but unpaid interest. If the Loan Stock Instruments are not converted, they may be redeemed upon 30 days notice by the investors. The Loan Stock Instruments will also be automatically converted upon the occurence of certain events. See "Note D-Long Term Obligations."

         In  February  2001,  Vertical  Investments  Limited  lent  the  Company
$1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000 in December
2001 and $275,000 in February 2002 (collectively, the "Vertical Loans"). Effective as of December 2001, the Vertical Loans then outstanding were restructured to apply conversion features to enable the loans to be converted by the Company into shares of the Company's common stock at conversion prices ranging from $0.13 to $0.25 per shares at various times. The May and July loans were due for repayment on May 25, 2003. Management has entered into discussions with Vertical Investments regarding the re-structuring of these loans, and does not believe that demands for repayment will be forthcoming.

         In May 2001, the Company received $50,000 from Paysage Investments Limited and in June 2001, the Company received $84,000 from Pershing Nominees and $25,000 from Guernroy Limited. Each of these advances referenced in this paragraph were made by way of convertible loans at an interest rate per annum of 1.5% above the UK bank base rate. Each of the convertible loans has maturity date 24 months from date of issue, but principal and interest may be repaid at any time without penalty. The loans are convertible at the rate of $0.25 per share of common stock, and the investor may convert, having given 45 days notice, at any time during the 24 month period. These loans were due for repayment in May and June, 2003. No formal demand for repayment has been made, and Management also expects to restructure these loans.

         In June 2002, the Company secured a short term credit facility of $399,500 from Bank Leumi at an annual interest rate currently at 6.75%. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at April 30, 2003 was $399,500, which is repayable on demand at the bank's discretion. The amount drawn is payable on demand at the bank's discretion. Negotiations for the renewal of this facility are currently ongoing.

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

         Britech agreed to provide funds by conditional grant for the implementation of the Project in an amount equal to the lesser of (pound)310,000 (US$495,380) or 50% of the actual expenditures on the Project (as contemplated in the approved budget of the Project). Such amount will be divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$113,458) from Britech, which has been included in deferred revenue. Following the satisfactory completion of the "integration phase" of the Project, Britech made an additional payment of (pound)66,000 (US$105,468) to the Company on February 18, 2003. Britech will make a final payment of (pound)18,000 (US$28,764) to the Company upon the completion of the Project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the Project, as well as make certain royalty payments to Britech based on sales of patented products developed during the course of the Project. Additionally, the Company and Smashing Concepts are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the Project.

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

         Additionally, INVU Holdings changed the corporate name of Corsham to INVU Netherlands BV.

         As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition. As mentioned previously a number of loans are now due for repayment, although demands for repayment have not yet been made. Management has commenced negotiations regarding the repayment of these loans and believes that demands for repayment will not be made until the Company is in a position to meet those demands. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

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

10.16 *Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc. (incorporated by reference from Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

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

                                            INVU, INC.
                                            (Issuer)



Date:    June 16, 2003                       By: /s/ David Morgan
                                                -------------------------------
                                                David Morgan, President &
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date:     June 16, 2003                      By: /s/ John Agostini
                                                -------------------------------
                                                John Agostini, Vice President-
                                                Chief Financial Officer &
                                                Secretary
                                                (Principal Financial Officer)

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



Date: June 16, 2003

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

Date: June 16, 2003

                                    By: /s/ John Agostini
                                       ------------------------------------
                                       John Agostini
                                       Vice President & Chief Financial Officer

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

10.16 *Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc. (incorporated by reference from Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

99.1*    Certification   Pursuant   to  Section   906  of  the
         Sarbanes-Oxley Act of 2002
-----------------------
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission.