Form 10QSB
period 2003-07-31
INVU INC
filed 2003-09-11
CIK 1035039

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003


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

As of September 12, 2003 there were 30,386,539 shares of the common stock, no par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -------------

                                                        INVU, INC.

                                                       July 31, 2003

                                                           INDEX

                                                                                                                  Page No.


PART I.  FINANCIAL INFORMATION.........................................................................................F-1

         Item 1.  Financial Statements.................................................................................F-1

                  Consolidated Balance Sheets as of July 31, 2003......................................................F-2

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



CONSOLIDATED FINANCIAL STATEMENTS

INVU, INC. AND SUBSIDIARIES

JULY 31, 2003

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------

                                                     July 31,    January 31,
                                                         2003           2003
                                                  (unaudited)
                                                            $              $

ASSETS

Current assets
Cash and cash equivalents                               2,389         57,214
Accounts receivable:
  Trade, net                                        1,230,045      1,559,094
  VAT recoverable and other                                 -            916
Inventories                                           231,302        123,596
Prepaid expenses                                       68,301         67,075
                                                  ------------   ------------
Total current assets                                1,532,037      1,807,895
                                                  ------------   ------------
Equipment, furniture and fixtures
Computer equipment                                    280,493        283,430
Vehicles                                               84,172        277,098
Office furniture and fixtures                         120,427        121,037
                                                  ------------   ------------
                                                      485,092        681,565

Less accumulated depreciation                         264,779        395,940
                                                  ------------   ------------
                                                      220,313        285,625
                                                  ------------   ------------
Intangible assets, net                                 53,584         82,185
Goodwill                                            1,331,136      1,361,113
                                                  ------------   ------------
                                                    3,137,070      3,536,818
                                                  ============   ============











The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------

                                                                                      July 31,    January 31,
                                                                                          2003           2003
                                                                                   (unaudited)
                                                                                             $              $

LIABILITIES AND DEFICIT IN STOCKHOLDERS' EQUITY

Current liabilities
Short-term credit facility                                                             639,414        695,213
Current maturities of long-term obligations                                          4,050,880      3,643,239
Accounts payable                                                                       606,728        496,117
Accrued liabilities                                                                  1,080,197      1,187,452
Deferred revenue                                                                       461,793        380,009
Taxation liabilities                                                                 2,025,254      1,931,560
                                                                                  -------------   ------------
Total current liabilities                                                            8,864,266      8,333,590
                                                                                  -------------   ------------
Long-term obligations, less current maturities                                       1,538,298      1,811,922

Deficit in stockholders' equity
Preferred stock, no par value
Authorised - 20,000,000 shares; nil shares issued and outstanding                            -              -
Common stock, no par value
Authorised - 100,000,000 shares; issued and outstanding - 30,386,539                 1,746,223      1,746,223
Accumulated deficit                                                                 (8,606,839)    (8,115,118)
Accumulated other comprehensive income                                                (404,878)      (239,799)
                                                                                  -------------   ------------
                                                                                    (7,265,494)    (6,608,694)
                                                                                  -------------   ------------
                                                                                     3,137,070      3,536,818
                                                                                  =============   ============











The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------

                                                 For the three months ended           For the six months ended
                                                 July 31,          July 31,         July 31,         July 31,
                                                     2003              2002             2003             2002
                                              (unaudited)       (unaudited)      (unaudited)      (unaudited)
                                                        $                 $                $                $

Revenues                                          645,641           601,255        1,261,810        1,013,606

Expenses:
Production cost                                    49,122            49,794           89,287          106,284
Selling and distribution cost                     309,588           238,836          596,307          440,745
Research and development cost                     184,987           173,865          375,476          351,056
Administrative costs                              342,166           327,888          526,493          576,708
                                               -----------       -----------     ------------     ------------
Total operating expenses                          885,863           790,383        1,587,563        1,474,793
                                               -----------       -----------     ------------     ------------
Operating loss                                   (240,222)         (189,128)        (325,753)        (461,187)

Other income (expense)
Interest, net                                    (102,660)         (118,101)        (165,968)        (224,202)
                                               -----------       -----------     ------------     ------------
Total other expense                              (102,660)         (118,101)        (165,968)        (224,202)
                                               -----------       -----------     ------------     ------------
Loss before income taxes                         (342,882)         (307,229)        (491,721)        (685,389)

Income taxes                                            -                 -                -                -
                                               -----------       -----------     ------------     ------------
Net loss                                         (342,882)         (307,229)        (491,721)        (685,389)
                                               -----------       -----------     ------------     ------------
Weighted average shares outstanding:

Basic and Diluted                              30,386,539        30,386,539       30,386,539       30,386,539
                                               ===========       ===========     ============     ============
Net loss per common share

Basic and Diluted                                   (0.01)            (0.01)           (0.02)           (0.02)
                                               ===========       ===========     ============     ============






The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIT IN STOCKHOLDERS' EQUITY


------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Accumulated
                                                                                             other
                                                 Common stock          Accumulated   comprehensive                    Comprehensive
                                              Shares       Amount         deficit          income          Total              loss
                                                                $               $               $              $                 $

Balance at January 31, 2003               30,386,539    1,746,223      (8,115,118)       (239,799)    (6,608,694)

Comprehensive income (unaudited):
  Foreign currency translation
   adjustment (unaudited)                          -            -               -        (165,079)      (165,079)         (165,079)
  Net loss for the period (unaudited)              -            -        (491,721)              -       (491,721)         (491,721)
                                                                                                                     ---------------
Total comprehensive income (unaudited)                                                                                    (656,800)
                                                                                                                     ===============
                                         ------------  -----------    ------------    ------------   ------------
Balance at July 31, 2003 (unaudited)      30,386,539    1,746,223      (8,606,839)       (404,878)    (7,265,494)
                                         ============  ===========    ============    ============   ============









The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------------------------------
                                                                         For the six months ended
                                                                      July 31, 2003     July 31, 2002
                                                                        (unaudited)        (unaudited)
                                                                                  $                 $

Net cash flows used in operating activities
  Net loss during the period                                          (491,721)         (685,389)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                                       83,683            93,527
    Profit on disposal of assets                                       (10,611)                -
Changes in:
    Accounts receivable                                                295,737           (27,447)
    Inventories                                                       (110,475)          (44,066)
    Prepaid expenses                                                    (2,705)           (1,284)
    Accounts payable                                                   121,591            20,469
    Accrued liabilities                                                (92,346)          126,048
                                                                      ---------        ----------
Net cash used in operating activities                                 (206,847)         (518,142)
                                                                      ---------        ----------
Cash flows used in investing activities:
  Acquisitions of property and equipment                               (42,399)          (80,156)
  Proceeds from sale of property and equipment                          55,173                 -
                                                                      ---------        ----------
Net cash provided by investing activities                               12,774           (80,156)
                                                                      ---------        ----------
Cash flows provided by financing activities:
  Short-term credit facility                                           (40,506)          363,548
  Borrowings received from notes payable                               355,252           277,198
  Repayment of borrowings                                              (93,276)          (24,119)
  Principal payments on capital lease                                  (85,021)          (23,190)
                                                                      ---------        ----------
Net cash provided by financing activities                              136,449           593,437
                                                                      ---------        ----------
Effect of exchange rate changes on cash                                  2,799             4,861
                                                                      ---------        ----------
Net decrease in cash                                                   (54,825)                -
Cash at beginning of period                                             57,214                 -
                                                                      ---------        ----------
Cash at end of period                                                    2,389                 -
                                                                      =========        ==========
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                              81,000            76,000


========================================================================================================






The accompanying notes are an integral part of these financial statements.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-KSB. The results of operations for the three month and six month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                             NOTE B - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes that the Company can meet its financial obligations as they fall due in the ordinary course of business. The Company's liabilities exceeded its assets by $7,265,494 at July 31, 2003. Operations to date have been funded principally by equity capital and borrowings. However, the Company needs to raise sufficient financing to meet current obligations and to fund operations until the operations become profitable. The Company is in the process of negotiating the necessary additional financing to fund its operations. The Company's ability to continue to develop its operations depends on its ability to raise further financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       NOTE C - SHORT-TERM CREDIT FACILITY

At July 31, 2003 the Company had a $321,500 (or (pound)200,000) (at January 31, 2003 the amount was $328,470 (or (pound)200,000)), 5.50% short-term credit facility with an English bank. The credit facility is collateralised by all assets of the Company, a corporate guarantee given by Vertical Investments Limited and a guarantee given by David Morgan, a director of the Company, in the amount of $160,750. The amount drawn against the facility at July 31, 2003 was $237,539 ((pound)147,769) (January 31, 2003 $284,288 ((pound)172,956)). The amount drawn is repayable on demand at the bank's discretion. The credit facility is due for renewal on February 10, 2004.

The Company  also has a $401,875  ((pound)250,000)  (January  31, 2003  $410,925
((pound)250,000)), 6.50% short-term credit facility with an English bank. The credit facility is collateralised by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at July 31, 2003 was $401,875 ((pound)250,000) (January 31, 2003
$410,925 ((pound)250,000)). The amount drawn is payable on demand at the bank's discretion. The credit facility is due for renewal in January 2004.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                         NOTE D - LONG-TERM OBLIGATIONS


Long-term obligations at July 31, 2003 and January 31, 2003, consist of the following:

                                                                                      July 31,    January 31,
                                                                                          2003           2003
                                                                                   (unaudited)
                                                                                             $              $

Unsecured loan from an individual, no stated maturity date; bearing interest
of $4,794 per month ((pound)3,000)                                                     790,006        795,637

Unsecured loan from Vertical Investments Limited, no stated maturity date;
interest rate under negotiation                                                        343,203              -

4% above Libor rate (Libor rate was 3.50% and 3.97% at July 31, 2003 and January
31,  2003  respectively)  notes  payable to an English  bank,  monthly  payments aggregating to (pound)1,333, maturing in June 2004, collateralised by all assets
of  the  Company,   unlimited   multilateral   guarantees   between   subsidiary
undertakings and a corporate guarantee given by Vertical  Investments Limited; a quarterly loan guarantee premium of 1.5% per annum is payable on 85%
of the outstanding balance                                                              27,863         41,640

2% above base rate  (base  rate was 3.50% and 3.75% at July 31, 2003 and January
31, 2003  respectively)  notes payable to an English bank, 4 monthly payments of
(pound)25,000   each   starting  in  June  2003  and  10  monthly   payments  of
(pound)50,000 each starting in October 2003, collateralised by all assets of the
Company, unlimited multilateral guarantees between subsidiary undertakings, a corporate guarantee given by Vertical Investments Limited and a corporate
guarantee given by David Morgan in the amount of $160,750                              884,125        986,220

Convertible A Note 1999-2002, with interest at 6%; interest due in
arrears biannually on January 1 and July 1                                             600,000        600,000

Convertible B Note 1999-2002, bearing interest of 8% per annum for the first six months, 9% per annum for the next six months and 10% per annum
thereafter; interest due in arrears biannually on January 1 and July 1                 400,000        400,000

Convertible loans 2001-2003 (i) with interest rate per annum of 1.5% above
UK bank base rates                                                                     159,000        159,000

Loan notes 2001-2005 (ii) with interest rate per annum of 7%                         1,000,000      1,000,000

Loan notes 2001-2005 (iii) with interest rate per annum of 12%                         500,000        500,000

Convertible loan 2001-2003 (iv) with interest rate per annum of 1.5% above             300,000        300,000
UK bank base rate

Convertible loan 2001-2005 (v) with interest rate per annum of 12%                     550,000        550,000

Capital leases for vehicles, interest ranging from 10.2% - 16.9% with
maturities through 2005                                                                 34,981        122,664
                                                                                  ------------    -----------
                                                                                     5,589,178      5,455,161
Less current maturities                                                              4,050,880      3,643,239
                                                                                  ------------    -----------
                                                                                     1,538,298      1,811,922
                                                                                  ============    ===========


Scheduled maturities of long-term obligation are as follows:

Year ending July 31,                                                $

2004                                                        4,050,880
2005                                                          748,292
2006                                                                -
2007                                                                -
2008                                                                -
Thereafter                                                    790,006

                                                       --------------
                                                            5,589,178
                                                       ==============

1)       Convertible debentures

The A and B Convertible Notes 1999-2002 are held by Tom Maxfield, a non-executive director of the Company, Vertical Investments Limited and a related party of Daniel Goldman (the "Investors"). They are convertible into common shares at the rate of one common share for every US$0.65 of outstanding principal Note converted for the A Notes and one common share for every US$0.50 of outstanding principal Note converted for the B Notes. Conversion will take place:

i)       immediately prior to a Public Offering

ii) at the option of the Investors for the B Notes and automatically for the A Notes, upon new equity capital resulting in proceeds to the Company of at least $4,000,000

iii)     at the option of the Investors giving 30 days notice to the Company.

Interest amounting to $292,767 has been accrued to July 31, 2003 (January 31, 2003 $281,086) in respect of the A and B Convertible Notes 1999-2002.

Any outstanding principal not converted may be redeemed at par plus interest upon receipt of 30 days written notice from the Company or the Investors. At July 31, 2003, the outstanding principal could have been converted into 1,723,077 common shares.

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

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2) Loan notes and convertible loan notes

         All of the investors for the loan notes and convertible loan notes detailed below are held by Vertical Investments Limited and other related parties of Daniel Goldman. Each description below corresponds to the same romanette listed on the first table of Note D.

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

The loan notes and convertible loan notes referred to in i) and iv) above are due for repayment. No demand for repayment has been made by the investors and the loans are in the process of being restructured.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

3)       Capital leases

The Company leases vehicles under noncancellable capitalized leases.

                                                    July 31,     January 31,
                                                        2003            2003
                                                 (unaudited)
                                                           $               $

Vehicles                                              84,172         277,098
Less accumulated depreciation                        (56,242)       (190,840)
                                                -------------    ------------
                                                      27,930          86,258
                                                =============    ============

Scheduled maturities of minimum lease payments are as follows:

Period ending July 31,                                                     $

2004                                                                  26,792
2005                                                                  10,766
                                                               -------------
                                                                      37,558

Less amount representing interest                                      2,577

                                                               -------------
Present value of net minimum lease payments                           34,981
                                                               =============

The scheduled net minimum lease payments to maturity are included in the long-term obligation table above.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                       NOTE E - RELATED PARTY TRANSACTIONS

The Company made purchases during the year under normal commercial terms from Impakt Software Limited, a company owned by Paul O'Sullivan, who is a potential beneficiary of a discretionary trust, the res of which includes beneficial ownership of the Company's common stock. The percentage of Mr. O'Sullivan's interest in the assets of the trust has not been determined. Total purchases amounted to $nil (January 31, 2003 $75,001) and the balance owed by the Company at July 31, 2003 was $1,228 (January 31, 2003 $1,256).

During the quarter ended July 31, 2003, the company paid Peter Fraser, a minority shareholder of the company, $nil (January 31, 2003 $63,998) for advisory services relating to the acquisition of Corsham Holding BV.

The Company made purchases during the fiscal year ended January 31, 2003 under normal commercial terms from Vertical Investments Limited, a company in which Daniel Goldman had an interest until December, 2002. Mr. Goldman is a minority shareholder and non-executive director of the Company. A related party of Mr. Goldman is a beneficiary of a trust that indirectly owns Vertical Investments Limited. Total purchases amounted to $nil (January 31, 2003: $13,692) and the balance owed by the company at July 31, 2003 was $14,402 (January 31, 2003:
$14,726).

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

The Company currently intends to continue to account for its stock-based compensation awards to employees and directors under the accounting prescribed by Accounting Principles Board Opinion No. 25.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus opinion of EITF 00-21, "Revenue Arrangements with Multiple Deliverables". That consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration of the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, "Accounting Changes." The Company is currently evaluating the effect of the adoption of EITF 00-21 on its financial position and results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" and provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIE's formed prior to January 31, 2003, the provision of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management is currently reviewing the application of FIN 46 but does not believe that it will have any impact on the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. INVU is in the process of assessing the effect of SFAS 149 but does not expect the adoption of it to have a material effect on its financial condition or results of operations.

INVU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003. INVU is in the process of assessing the effect of SFAS 150 on its future finance requirements and does not expect the implementation of the pronouncement to have a material effect on its financial condition or results of operations.

                          NOTE G - CONTINGENT LIABILITY

During the year ended January 31, 2003, there was a transfer of intellectual property between group companies at a value of $38,754,351. This transfer eliminated on consolidation. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability but no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

                           NOTE H - SUBSEQUENT EVENTS

During August 2003 the Company increased its 6.50% short term credit facility by $80,375 ((pound)50,000) to $482,250 ((pound)300,000).

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

         The Company is fully focused on its professional range of products, which include INVU Series 100, Series 200, Series 250, i200 and CodeFree Integration, where the Company continues to target its sales and marketing efforts on several easily identifiable mature market channels. These channels include software distributors and resellers who market to small and medium size enterprises as well as departmental users in major organizations, strategic alliances with hardware manufacturers and distributors, and direct sales to major institutions and organizations.

         Management has adopted a value added reseller (VAR) model for sales of its products in the UK, Ireland, Holland and Belgium. The Company is also pursuing non-exclusive distributors for its products in other territories. Management is extremely encouraged by the number and quality of the resellers that have been recruited to date to sell the product. Each VAR is currently engaged, as an accredited reseller, at an initial fee of approximately $3,820 with a recurring annual fee thereafter. The Company continually monitors its resellers to ensure that they meet the stringent INVU accreditation requirements and discharges those who fail to meet this criteria. The Company continues its aggressive VAR recruitment campaign, having recruited 33 (including four in Holland) new resellers during the fiscal year ended January 31, 2003 (the "Current Fiscal Year"). Management has set an ambitious target to recruit further VARs by the end of the Current Fiscal Year. A new sales manager, specifically tasked with this objective, joined the Company in February 2003. Ten new VARs were recruited in the quarter ended April 30, 2003 and a further ten in the quarter ended July 31, 2003.

         Typically  in a VAR  based  route  to  market,  sales  success  can  be inconsistent. However, the INVU sales management team has implemented an intensive marketing and sales support program with its resellers, including sales and technical training, joint seminars, direct mail and joint telephone marketing campaigns. The success of this ongoing program has provided many of the recruited resellers with a pipeline of end-user opportunities, which they are actively pursuing with the involvement of Company sales personnel. Many newly recruited resellers are taking sales orders within two weeks of accreditation. The level of end user inquiries continues to grow and these inquiries are now being converted into sales at a rapidly increasing rate. Even more satisfying is the increase in average number of users per sale and the significant reduction in time between first contact and order placement by end users. Management believes that this continues to reflect the Company's brand values of ease of use, high quality and price performance.

         Together with the steady increase in adoption of the INVU range by companies in the small/medium enterprise market, management is encouraged by the continuing level of interest from large organizations with new and repeat orders being received from, amongst others, Mitsubishi UK, Centrica, Persimmon Homes, Willmott Dixon, University Hospital Wales, Maersk Group, University of Hull, and Misys Financial Solutions.

         The significant expansion of the sales team in the fiscal year ended January 31, 2002, under the guidance of Jon Halestrap (VP of Sales and Marketing), provided INVU with an experienced and dedicated team with which to recruit a reseller base and explore other sales opportunities during the year ended January 31, 2003. The subsequent UK recruitment of a "Dealer Sign-Up Manager", and a further "Business Development Manager" signaled the Company's intent to expand sales even further in the Current Fiscal Year. During the quarter ended July 31, 2003, the Company has deployed three further sales personnel.

         Following the successful acquisition of Corsham Holding B.V., in August 2002, whose name has now been changed to INVU Netherlands B.V., the Company now has representation in Amsterdam, Holland. A country manager was recruited, who is directed by and responsible to the Company's board of directors. The initial success of this venture led to the recent expansion of the Dutch sales team and a further eight VARs have been recruited in Holland and Belgium. Sales for the quarter ended July 31, 2003 have increased considerably and management expects further significant growth in subsequent quarters. The Dutch venture reflects INVU's global aspirations, whilst ensuring that tight fiscal controls are exercised over the business during this period of growth and change.

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

         According to IDC, the content and document management services market will expand at a compound annual growth rate of 44 percent to reach about $24.4 billion in 2006 (from Worldwide and U.S. Content and Document Management
Services: Mid-Year Forecast Update 2002), and Management believes that it has the ability to be a major provider of information management to businesses world-wide. Management considers that the INVU brand awareness is increasing. Unsolicited inquiries from prospective end users and resellers are increasing significantly, as are visitor numbers at exhibitions, trade fair and shows. The Company believes that its current products, together with planned future developments, are well matched to its target market, and that its brand values of ease of use, functionality and price performance have already and will continue to differentiate its products from its competitors.

         Throughout the three months ended July 31, 2003, the Company has continued to develop its software products. Version 5.2 of the Company's professional range of products, INVU Series 100 and Series 200, contains the newly developed OCR (Optical Character Recognition) functionality, which works with all Microsoft OfficeTM and AdobeTM file types and scanned images. This functionality automatically allows a user to keyword search all existing documents in the system. This release also contains a Microsoft Office Add-In, which allows integration with Microsoft OfficeTM 2000. This gives INVU the ability to send items from Microsoft Outlook to a user-selectable in-tray. It also allows users to save documents from Microsoft WORD, EXCEL and PowerPoint as an INVU filing, even if these files are created outside of INVU.

         INVU Series 250, the "Sequential Workflow Module", allows documents, forms and files to be "intelligently" routed electronically to specific departments and individuals in a pre-determined sequence. Individuals who receive the file may review and revise it, and the file will then be sent to the next individual in the pre-determined order. This module is a generic adaptation of a bespoke program already in use with customers such as Universal Music Group. The workflow module is designed to be customer friendly and easy to use. Sales and inquiry levels for this product continue to rise. Management believes that the functionality of Series 250 has given the INVU range a much broader appeal to its potential customer base.

         The Company has successfully developed a highly sophisticated code free integration tool for use with the INVU professional range of products. This allows INVU products to be linked to any other Windows(TM) or Windows(TM) emulation-based applications. This is achieved without the need for further software development and gives INVU resellers the ability to add considerable value to the INVU product offering without the difficulty and cost of hiring and managing development programmers. This product has successfully been used to "document enable" many different applications, including accountancy, patient record, financial back office and contact management systems, whereby a "mouse-click" on a specified screen within the native application will automatically link to INVU and provide a copy of the relevant image stored in INVU. The displayed image could, for example, be an invoice, medical chart, tax return or marketing literature. Management believes the use of this product for Universal Music Group and other projects has significantly reduced cost and installation timescales. The Company believes that this product provides a significant competitive advantage when compared to other information and document management technologies. Sales of the "codefree" module have increased significantly, with one in three INVU installations employing this technology. Management expects this trend to continue, particularly now that the new enhanced version of "codefree" has been released into the market. Sales and inquiries for Advanced CodeFree Integration are rapidly increasing.

         INVU i200 (formerly codenamed Series 2000 or INVU WEBFAST) allows global access to retrieve, view, edit, and file information via the web. This product was successfully launched in the first quarter of the Current Fiscal Year. Management believes that this product forms the basis of future developments for many of its existing and future end users. In the opinion of management, with this technology, INVU now offers a key functionality that is comparable to the world's most established document and content management solutions, but at a significantly lower price. Development work is nearing completion on INVUi250 , which combines all the functionality of INVU i200 but with additional intelligent routing capabilities via the web.

         Development and testing of a highly sophisticated content addressable indexing and retrieval system has continued throughout the period. Full text retrieval technology is already available within the latest release of Series 200 and Series 250, and INVU has developed technology, which is currently being tested, that is designed to allow access to data and documents through intelligent frequency of word and phrase recognition and semantic networking. The technology is further designed to convert scanned images into text using standard and bespoke developed Optical Character Recognition technology, and even poor quality scanned images may yield words and phrases that INVU's technology will retrieve. The Company expects this product to further enhance filing and retrieval speeds for organizations with large multiple data storage requirements across networks, intranets, extranets and the internet. Management further believes that these artificial intelligence products have the potential to revolutionize business processes across a range of commercial applications. Beta versions of this technology have been incorporated into the Britech project, discussed below, and other development projects.

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

         Invu follows the provisions of Statement of Accounting Standards (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS 121 but maintains the same accounting standards for the impairment of long-lived assets, certain identifiable intangibles and items related to those assets. The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

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


         Results of Operations

         The following is a discussion of the results of operations for the six months ended July 31, 2003, compared with the six months ended July 31, 2002, with further comparison between the three months ended July 31, 2003 and the three months ended July 31, 2002, together with changes in financial condition during the six month period ended July 31, 2003.

         Total revenues increased by $44,386, or 7.4%, from $601,255, for the three months ended July 31, 2002 to $645,641, for the three months ended July 31, 2003, and increased by $248,204, or 24.5%, from $1,013,606, for the six months ended July 31, 2002 to $1,261,810 for the six months ended July 31, 2003. This increase in revenues reflects the Company's continued expansion of its customer base and the increasing awareness of the Company's software products in the market place. Management believes this further reflects the Company's understanding of the requirements of its end users.

         The net loss for the three months ended July 31, 2003 was $342,882, which is $35,653 or 11.6% more than the net loss for the corresponding period in the prior fiscal year of $307,229, mainly due to increased operating expenses of $95,480. The net loss for the six months ended July 31, 2003 was $491,721, a decrease of $193,668, or 28.3%, from the corresponding period in the prior fiscal year of $685,389, mainly due to increased revenues and expenses and a decrease in net interest expense.

         Production costs consist of royalty fees associated with third party software, costs related to reproduction, packaging, and distribution of software, direct costs associated with the implementation of software solutions, consulting and training services and other costs related to product upgrades for existing users. Production costs as a percentage of total revenues were 7.6% and 7.1%, respectively, during the three and six months ended July 31, 2003 compared to 8.3% and 10.5%, respectively, during the same periods in fiscal year 2002. Despite the increase in sales, production costs decreased $672, or 1.3%, during the three months ended July 31, 2003 compared to the same period in the prior fiscal year and decreased $16,997, or 16%, during the six months ended July 31, 2003 compared to the same period in the prior fiscal year. These changes reflect an underlying fall in production costs as a proportion of revenues due to economies of scale, and improved supply terms.

         Selling and distribution costs consist primarily of personnel costs, commissions, marketing literature, travel and promotional activities such as trade shows, seminars, advertising and public relations programs. Selling and distribution costs increased $70,752, or 29.6%, and $155,562, or 35.3%, respectively, during the three and six months ended July 31, 2003 compared to the same periods in the prior fiscal year. Selling and distribution costs as a percentage of total revenues were 48% and 47.3%, respectively, during the three and six months ended July 31, 2003 compared to 39.7% and 43.5%, respectively, during the same periods in the prior fiscal year. The changes over the comparable three and six month periods were due to the Company's new VAR-focused marketing initiatives to further increase sales during the Current Fiscal Year.

         Research and development costs consist of continued software development and further enhancements to existing software products. These costs are expensed as incurred until technical feasibility has been established. To date, the establishment of technical feasibility and the subsequent general release to customers have been almost simultaneous, and, therefore, the Company has not capitalized software development costs. Research and development costs increased $11,122, or 6.4%, and $24,420, or 7%, respectively, during the three and six months ended July 31, 2003 compared to the same periods in the prior fiscal year. Research and development costs as a percentage of total revenues were 28.6% and 29.8%, respectively, during the three and six months ended July 31, 2003 compared to 28.9% and 34.6%, respectively, during the same periods in the prior fiscal year. The Company now has an established in-house development team capable of meeting all of the Company's planned development requirements. Management expects that this continued investment in research and development will provide the release of Version 5.3 of Series 200, Series 250 and i200 in the next quarter of the Current Fiscal Year, together with continued work on the Britech project and other artificial intelligence products. All of these developments are aimed at providing end users with products that management believes have the best combination of value and performance in its market sector.

         Administrative costs include the personnel and other costs of the administration, costs associated with being a public company subject to the reporting requirements of the Exchange Act, human resources and finance departments, together with property expenses, exchange gains and losses, debt provisions, amortization of intangibles and depreciation of tangible assets. These costs increased $14,278, or 4.4%, during the three months ended July 31, 2003 and decreased $50,215, or 8.7%, during the six months ended July 31, 2003, compared to the same periods in the prior fiscal year. Administrative costs as a percentage of total revenues had reduced to 53% and 41.7%, respectively, during the three and six months ended July 31, 2003 compared to 54.5% and 56.9%, respectively, during the same periods in the prior fiscal year. The dollar decrease in administrative costs over the comparable six month period was due to the Company's additional legal fees in the prior fiscal year and reduced depreciation of fixed assets. The increase in administrative costs in the three months ended July 31, 2003 as compared to the comparative period in the prior fiscal year is in line with the increase in revenues for the period.

         During the three and six months ended July 31, 2003, the Company incurred net interest expense of $102,660 and $165,968, respectively, compared to net interest expense of $118,101 and $224,202, respectively, during the corresponding periods in the prior fiscal year. This decrease is mainly due to the movement in exchange rates between the US Dollar and pound sterling. Management expects interest costs to fall if and when additional investment funding is secured at favorable rates. Interest costs will also decrease if and when net revenues are adequate to consistently generate net cash inflows.

         The tax rates for the periods in question are zero due to a net loss in each period.

         The total current assets of the Company were $1,532,037 at July 31, 2003, a decrease of $275,858 compared to $1,807,895 at January 31, 2003. Working capital was negative $7,332,229 as of July 31, 2003, compared with negative $6,525,695 as of January 31, 2003. These changes are mainly due to increases in inventories, prepaid expenses, current maturities of long term obligations, accounts payable, deferred revenue and taxation liabilities and decreases in accounts receivable, cash, short term credit facilities, and accrued liabilities. The decrease in accounts receivables of $329,049 from $1,559,094 at January 31, 2003 to $1,230,045 at July 31, 2003, was due to improved cash collections from customers.. The cash relates to bank balances held by the Dutch subsidiary. The Dutch subsidiary acquired in August 2002 has a tax liability of $2,025,254. The movement in the tax liability between January 31, 2003 and July 31, 2003 is entirely due to changes in exchange rates. Based on professional advice, management believes that this liability will be expunged once agreement of the tax computations and returns for the period ending January 31, 2003 has been reached with the Dutch tax authorities, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry. Management believes that a significant part of the current maturities of long term obligations, together with accrued interest included in accrued liabilities, will ultimately be converted into equity and not become repayable.

         Total assets of the Company were $3,137,070 at July 31, 2003, a decrease of $399,748 compared to $3,536,818 at January 31, 2003. This is attributable to decreases in fixed assets of $65,312, intangible assets and goodwill of $58,578 and current assets of $275,858. The goodwill of $1,331,136 at July 31, 2003 is in respect of the acquisition of the Dutch subsidiary in August 2002 for consideration of $4,195,778, including professional fees.

         The total current liabilities of the Company increased by $530,676 from $8,333,590 at January 31, 2003 to $8,864,266 at July 31, 2003. This increase in current liabilities is due to an increase in current maturities of long-term obligations of $407,641, accounts payable of $110,611, deferred revenues of $81,784 and taxation liabilities of $93,694. There have been decreases in short term credit facilities of $55,799 and accrued liabilities of $107,255. These changes continue to reflect the Company's current reliance on short term credit facilities and loan finance. Long-term obligations less current maturities were $1,538,298 at July 31, 2003 compared to $1,811,922 at January 31, 2003.

         Total stockholders' equity decreased by $656,800 during the six month period ended July 31, 2003 from a deficit of $6,608,694 at January 31, 2003 to a deficit of $7,265,494 at July 31, 2003. The Company is evaluating various financing options, including issuing debt and equity and strategic acquisitions.

         Financing Management's Plan of Operation

         Due to the current levels of sales revenues, the Company is approaching a position whereby it will be able to meet current operating expense payments out of current revenue receipts. If revenues continue to grow as predicted and assuming that cash collections are in line with management's forecasts, management believes that the Company will be in a position to finance the Company's day to day operations from internally generated working capital; however the Company is seeking additional financing in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition.

         The Company has a $321,500 short-term credit facility with an annual interest rate currently of 5.50% with an English bank. The amount drawn against the facility at July 31, 2003 was $237,539, which is repayable on demand at the bank's discretion. This facility has been renewed and the next review date has been set for February 10, 2004. The Company's bank also provided a further credit facility of $964,500 in October 2001 by way of notes payable with re-negotiated monthly repayments of $40,187 for June through September 2003 and $80,375 from October 2003 through July 2004. This facility currently bears interest at the rate of 5.50% per annum. The bank credit facilities and notes payable are collateralized by all assets of the Company, a corporate guarantee given by Vertical Investments Limited and a guarantee of $160,750 given by David Morgan.

         In August 1999, the Company received a loan in the aggregate principal amount of $600,000 and a second loan in the principal amount of $400,000 (together "Loan Stock Instruments") from Alan David Goldman (the father of Daniel Goldman), Vertical Investments Limited and Tom Maxfield (a non-executive director of the Company). The Loan Stock Instruments currently bear interest at the rate of 6% and 10% per annum, respectively, and may be converted by the investors into one share of common stock for each $0.65 and $0.50, respectively, of outstanding principal and accrued but unpaid interest. If the Loan Stock Instruments are not converted, they may be redeemed upon 30 days notice by the investors. The Loan Stock Instruments will also be automatically converted upon the occurrence of certain events. See "Note D-Long Term Obligations" in the Consolidated Financial Statements.

         In  February  2001,  Vertical  Investments  Limited  lent  the  Company
$1,000,000. Vertical Investments Limited made further advances of $250,000 in May 2001, $50,000 in July 2001, $500,000 in September 2001, $275,000 in December
2001 and $275,000 in February 2002 (collectively, the "Vertical Loans"). Effective as of December 2001, the Vertical Loans then outstanding were restructured to apply conversion features to enable the loans to be converted by the Company into shares of the Company's common stock at conversion prices ranging from $0.13 to $0.25 per share at various times. The May and July loans were due for repayment on May 25, 2003. Management has entered into discussions with Vertical Investments Limited regarding the re-structuring of these loans, and does not believe that demands for repayment will be forthcoming.

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

         In June 2002, the Company secured a short term credit facility of $401,875 from Bank Leumi at an annual interest rate currently at 6.50%. This facility was increased to $482,250 in August 2003 at the same interest rate. The credit facility is collateralized by all assets of the Company and a corporate guarantee given by Vertical Investments Limited. The amount drawn against the facility at July 31, 2003 was $401,875, which is repayable on demand at the bank's discretion. This facility is due for renewal in January 2004.

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

         Britech agreed to provide funds by conditional grant for the implementation of the Project in an amount equal to the lesser of (pound)310,000 (US$495,380) or 50% of the actual expenditures on the Project (as contemplated in the approved budget of the Project). Such amount was divided equally between the Company and Smashing Concepts. On August 22, 2002, the Company received an initial payment of (pound)71,000 (US$113,458) from Britech, which has been included in deferred revenue. Following the satisfactory completion of the "integration phase" of the Project, Britech made an additional payment of (pound)66,000 (US$105,468) to the Company on February 18, 2003. Britech will make a final payment of (pound)18,000 (US$28,764) to the Company upon the completion of the Project. The Company and Smashing Concepts are required to make certain repayments to Britech of the grant amounts based on the gross sales derived from the sale, leasing or marketing of innovations developed during the course of the Project, as well as make certain royalty payments to Britech based on sales of patented products developed during the course of the Project. Additionally, the Company and Smashing Concepts are required to pay to Britech a percentage of all licensing revenues achieved from products developed during the course of the Project.

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

         Pursuant to the terms of the Agreement for the Sale, Purchase and Transfer of Shares dated as of August 23, 2002, by and among INVU Holdings, B.V. Holding and Corsham (the "Second Agreement"), INVU Holdings and Corsham entered into a Transfer of Trade Secret and Exclusive License of Know-How Agreement on September 6, 2002, pursuant to which INVU Holdings agreed, under certain conditions, to transfer confidential information, an exclusive license to use its technology and its business plan to Corsham. In exchange for such transfer, Corsham has agreed to (i) make a cash payment equal to (Euro) 965,544 (US$950,385) to INVU Holdings and (ii) reduce the debt owed by INVU Holdings to Corsham by (Euro) 1,330,783 (US$1,309,890). Pursuant to the terms of the Second Agreement, INVU Holdings and Corsham also entered into an Exclusive Copyright and Trademark/Tradename License Agreement on September 6, 2002 pursuant to which INVU Holdings agreed, inter alia, to grant exclusive software and copyright licenses of certain of its products to Corsham for an initial term of four years. In consideration for such exclusive licenses, Corsham has agreed to (i) reduce the debt owed by INVU Holdings to Corsham by an additional (Euro)
1,675,511 (US$1,649,205) and (ii) pay an aggregate amount equal to (Euro) 35,400,661 (US$34,844,871) to INVU Holdings, which amount shall be loaned to Corsham by INVU Holdings pursuant to a Loan Agreement entered into by INVU Holdings and Corsham dated as of September 6, 2002. These transactions have been eliminated in the consolidated financial statements. The value of the distribution and technology transfer rights licensed to Corsham was based on two valuations that INVU Holdings received from independent accounting firms. The Company has received independent tax advice that the transfers referred to above will not result in a tax liability, although no assurance can be given that the applicable tax authorities will reach the same conclusion in the event of an audit or other regulatory inquiry relating to the transaction.

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

         Additionally, INVU Holdings changed the corporate name of Corsham to INVU Netherlands BV.

         In July 2003 the sum of $343,203 was deposited with the Company by way of a short term unsecured loan from Vertical Investments Limited. The terms of this loan are currently under negotiation.

         As noted above, the Company has continued to raise significant funding during difficult market conditions. The Company is in the process of seeking further financing from a number of sources in order to pay down its outstanding indebtedness and to enable the Company to further accelerate its growth both organically and through acquisition. As mentioned previously, a number of the Company's outstanding loans are now due for repayment, although demands for repayment have not yet been made. It should be noted that with respect to certain loans the Company has the right, in the event of a demand for repayment, to satisfy the loan by issuing shares of Company common stock to the lender at conversion prices ranging from $.13 to $.25 per share. Management has commenced negotiations regarding the repayment and/or conversion of these loans and believes that demands for repayment will not be made until the Company is in a position to meet those demands. There can, however, be no assurance that the Company's lenders will continue to defer payment. In addition, there can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing if and when needed, could have a material adverse affect on the Company's business, results of operations and financial condition. Please refer to Note B of the Consolidated Financial Statements in conjunction with this paragraph regarding the Company's ability to continue as a going concern.

Item 3.  Controls and Procedures

         As of the end of the period covered by this quarterly report, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

10.16 Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc. (incorporated by reference from Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

31.1*    Certification  of President  and Chief  Executive  Officer  Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Vice President and Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                          INVU, INC.
                                          (Issuer)



Date: September 11, 2003                  By:   /s/ David Morgan
                                             -----------------------------------
                                             David Morgan, President &
                                             Chief Executive Officer
                                             (Principal Executive Officer)


Date: September 11, 2003                  By:  /s/ John Agostini
                                             -----------------------------------
                                             John Agostini, Vice President-Chief
                                             Financial Officer & Secretary
                                             (Principal Financial Officer)

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

10.16 Loan Agreement, dated as of June 13, 2002, between INVU Services Limited and Bank Leumi (UK) plc. (incorporated by reference from Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB filed December 16, 2002).

31.1*    Certification  of President  and Chief  Executive  Officer  Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*    Certification of Vice President and Chief Financial Officer Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------
*Filed herewith
+Confidential materials deleted and filed separately with the Securities and Exchange Commission.